Form 10-Q
period 1995-07-31
BALA CYNWYD CORP
filed 1995-09-15
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 1995 Commission File No. 0-5653


                     BALA CYNWYD CORPORATION
_________________________________________________________________
      (Exact name of registrant as specified in its charter)


             New Jersey                         22-1436237
_____________________________________   _________________________
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)             Identification No.)


  301 City Avenue
  Bala Cynwyd, Pennsylvania                     19004
_____________________________________   _________________________
   (Address of principal executive           (Zip Code)
    offices)

Registrant's telephone number,
including area code: (610) 667-8225
                     ________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                         Yes  X      No
                             ____   ____

Indicate the number of shares outstanding of each of the Registrant's classes on common stock, as of the latest practicable date.

                 Common Stock:  1,021,314 shares

Part 1.   Financial Information
          _____________________

Item 1.   Financial Statements

                     BALA CYNWYD CORPORATION

                          BALANCE SHEETS


                                         July 31,       January 31,
                                           1995             1995
                                         ___________     ___________
                                         (Unaudited)

                              ASSETS

Cash                                          $35,876      $21,508
Receivables (Note 2):
  Litigation Settlement, net                                66,010
  Other                                         4,921        4,416
Due from officer/shareholder (Note 3)         431,545      349,529
Prepaid and refundable income taxes             1,182        1,182
                                             ________      _______

                                             $473,524     $442,645
                                             ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate (Note 4)                    $3,000       $3,000
  Accrued expenses                             23,508       19,913
                                             ________     ________

                                               26,508       22,913
                                             ________     ________

Shareholders' equity:
  Preferred stock, cumulative
  convertible, $.05 par; authorized
  500,000 shares, issued 2,600 shares             130          130
  Common stock, $.05 par; authorized
  2,000,000 shares; issued 1,054,419
  shares                                       52,721       52,721
Additional paid-in capital                    462,327      462,327
Deficit                                       (48,596)     (75,880)
                                            _________     ________

                                              466,583      439,298

Less treasury stock at cost:
  Preferred (2,600 shares)                     (5,000)      (5,000)
  Common (33,105 shares)                      (14,566)     (14,566)
                                            _________     ________

                                              447,016      419,732
                                            _________     ________

                                             $473,524     $442,645
                                            =========     ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

             SIX MONTHS ENDED JULY 31, 1995 AND 1994

                           (Unaudited)

                            Six months             Three months
                          ended July 31,          ended July 31,
                          _________________     ___________________
                            1995       1994        1995       1994
                           _____      _____       _____      _____

Revenue, interest
  income (Note 3)        $18,473    $15,547     $10,312     $ 7,330
Other (Note 2)            31,990                 31,990
                        ________   ________    ________    ________
                          50,463     15,547      42,302       7,330
General and
  administrative
  expenses (Note 5)       23,179     21,013      10,478      10,667
                        ________   ________    ________    ________

Income (loss)
  before income
  taxes                   27,284     (5,466)     31,824      (3,337)

Income taxes
  (Note 6)                     -          -           -           -
                        ________   ________    ________    ________

Net income (loss)         27,284     (5,466)     31,824      (3,337)

Retained earnings
  (deficit), begin-
  ning of period         (75,880)   (24,981)    (75,880)    (27,110)
                        ________   ________    ________    ________
Retained earnings
  (deficit), end
  of period             $(48,596)  $(30,447)   $(48,596)   $(30,447)
                        ========   ========    ========    ========
Income per
  common share              $.03       $-0-        $.04        $-0-
                        ========   ========    ========    ========
Weighted average
  number of shares
  outstanding          1,021,314  1,021,314   1,021,314   1,021,314
                       =========  =========   =========   =========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

                     STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JULY 31, 1995 AND 1994
                           (Unaudited)

                   Increase (decrease) in cash


                                                1995        1994
                                               _________  ________


Cash flows from operating activities:
  Net income (loss)                             $27,284    $(5,466)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  (Increase) decrease in
    rceivables                                     (505)   (27,152)
  Increase (decrease) in
    accrued expenses                              3,594    (24,599)
                                               ________   ________

Net cash provided by (used in)
  operating activities                           30,373    (57,217)
                                               ________   ________
Cash flows from investing
activities:
  Payments received on notes
    receivable                                   66,010     90,000
  Advances to/from officer/
    shareholder, net                            (82,016)    (2,071)
                                               ________   ________

Net cash provided by (used in)
investing activities                            (16,006)    87,929
                                               ________   ________
Net increase in cash and cash
equivalents                                      14,368     30,712

Cash and cash equivalents,
beginning of period                              21,508     46,040
                                               ________   ________
Cash and cash equivalents,
end of period                                   $35,876    $76,752
                                               ========   ========

Supplemental disclosure of cash
flow information, cash paid for
income taxes                                       $-0-       $250
                                               ========   ========

                See notes to financial statements.

                     BALA CYNWYD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
             SIX MONTHS ENDED JULY 31, 1995 AND 1994
                           (Unaudited)



1. Business activity and summary of significant accounting policies:

     The Company presently conducts no business but is searching for appropriate investment and acquisition opportunities.
     Its only income consists of interest from notes receivable.

     Cash Equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     Earnings per share:

     Earnings per share are computed based on the weighted average number of common shares outstanding during each year
     (1,021,314 shares in 1995 and 1994).

     Presentation of financial statements:

     Except for the balance sheet as of January 31, 1995, the financial information furnished herein has not been audited by independent accountants; it reflects, however, all adjustments (consisting principally of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations and cash flows for the dates and periods noted.


2.   Notes receivable:

     On October 30, 1991, the Company agreed to extend credit facilities up to an initial principal amount of $350,000 to Antiquities of Nevada, Inc. ("Antiquities"), and on Janu-ary 29, 1992 entered into an amendment increasing the maximum credit availability by $150,000 through June 15, 1992. On May 15, 1992 the loan agreement was amended, whereby the principal amount of $431,724 due as of that date was to be repaid in installments from June to August, 1992, with the balance of principal, accrued interest and related costs due on September 1, 1992. The notes bear interest at 10% per annum and are collateralized by all of the assets of Antiquities, along with the guarantees of the shareholders.

     On September 1, 1992, Antiquities defaulted on its obliga-tions under the loan agreements, and filed for protection under Chapter 11 of the Federal Bankruptcy Code on Septem-ber 14, 1992. Under court order, Antiquities was required to pay the Company $10,000 per month towards this obligation plus interest of $3,000 per month, pending the filing and confirmation of a plan of reorganization. On February 24, 1993 the plan of reorganization was confirmed by the Court. The plan requires monthly payments of principal of $10,000 to July, 1993, $15,000 to June, 1994 and $20,000 to
     November, 1994, plus interest payable monthly at 10% per annum. Through July 1993, the principal payments were received. Subsequent to that point in time, monthly principal payments in amounts less than the required amounts were received.

     As of July 31, 1995, the Company has incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the notes, which pursuant to the loan agreements is reimbursable to the Company by Antiquities, of which approximately $90,000 was collected. The Bankruptcy Court has ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceeding. The Company has provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has completed payments in accordance with the loan agreements $31,990 in excess of the Company's allowance.


3.   Due from officer/shareholder:

     There are no formal repayment terms and the advance bears interest at the prime rate (8% at July 31, 1995). Interest income relating to this advance was $15,666 and $7,672 for the six months ended July 31, 1995 and 1994, respectively.


4.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate. Interest expense relating to this advance was $130 and $110 for the six months ended July
     31, 1995 and 1994, respectively.


5.   Management fees:

     The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $15,000 and $15,000 are included in general and administra-tive expenses for the six months ended July 31, 1995 and 1994, respectively.


6.   Income taxes:

     The Company is classified as a personal holding company for each of the periods presented. The Company is subject to a Federal tax equal to 28% of its undistributed earnings, in addition to any other income taxes payable.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          _____________________________________________


          The following discussion addresses the financial condition and results of operations of the Company for the second quarter and six months ended July 31, 1995 compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, to which the reader is directed for additional information.

          The Company has recorded an increase in income of $34,972 and $50,547 for the three and six month periods ended July 31, 1995, respectively, as compared to the same periods in the prior year due to an increase in interest income. General and administrative expenses decreased by $189 for the second quarter and increased by $2,166 for the first six months of this year as compared to the same periods in the prior year due primarily to increased costs associated with the Company's restructuring and enforcement actions against an unrelated debtor and its affiliates (see Note 2 to Financial Statements). The increase in interest income resulted in net income of $31,824 and $27,284 for this year's second quarter and six months, respectively, compared with net losses of $3,337 and $5,466 for the same periods in the prior year.

          The Company's only current business activity consists of a loan to an unrelated party, Antiquities of Nevada, Inc. The Company is pursuing its rights against a shareholder guarantor for reimburseable legal fees and expenses. See Note 2 to Financial Statements. The Company's only income consists of interest income.


                    PART 2.  OTHER INFORMATION
                   ___________________________

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K
               ________________________________

               (a)  Exhibits:  None

               (b)  Reports on Form 8-K:  None


                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BALA CYNWYD CORPORATION




Dated:  September 12, 1995         By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer