Form 10-Q
period 1995-10-31
BALA CYNWYD CORP
filed 1995-12-14
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 31, 1995 Commission File No. 0-5653


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

Item 1.   Financial Statements

                     BALA CYNWYD CORPORATION

                          BALANCE SHEETS


                                         October 31,     January 31,
                                           1995             1995
                                         ___________     ___________
                                         (Unaudited)

                              ASSETS

Cash                                           $2,376      $21,508
Receivables (Note 2):
  Litigation Settlement, net                                66,010
  Other                                         4,921        4,416
Due from officer/shareholder (Note 3)         459,798      349,529
Prepaid and refundable income taxes             1,182        1,182
                                             ________      _______

                                             $468,276     $442,645
                                             ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate (Note 4)                    $3,000       $3,000
  Accrued expenses                             15,810       19,913
                                             ________     ________

                                               18,810       22,913
                                             ________     ________

Shareholders' equity:
  Preferred stock, cumulative
  convertible, $.05 par; authorized
  500,000 shares, issued 2,600 shares             130          130
  Common stock, $.05 par; authorized
  2,000,000 shares; issued 1,054,419
  shares                                       52,721       52,721
Additional paid-in capital                    462,327      462,327
Deficit                                       (46,146)     (75,880)
                                            _________     ________

                                              469,033      439,298

Less treasury stock at cost:
  Preferred (2,600 shares)                     (5,000)      (5,000)
  Common (33,105 shares)                      (14,566)     (14,566)
                                            _________     ________

                                              449,467      419,732
                                            _________     ________

                                             $468,276     $442,645
                                            =========     ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

           NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

                           (Unaudited)

                             Nine months           Three months
                          ended October 31,      ended October 31,
                          _________________     ___________________
                            1995       1994        1995       1994
                           _____      _____       _____      _____

Revenue, interest
  income (Note 3)        $28,551    $22,826     $10,078     $ 7,279
Other (Note 2)            31,990
                        ________   ________    ________    ________
                          60,541     22,826      10,078       7,279
General and
  administrative
  expenses (Note 5)       30,806     28,955       7,627       7,942
                        ________   ________    ________    ________

Income (loss)
  before income
  taxes                   29,734     (6,129)      2,450        (663)

Income taxes
  (Note 6)                     -          -           -           -
                        ________   ________    ________    ________

Net income (loss)         29,734     (6,129)      2,450        (663)

Retained earnings
  (deficit), begin-
  ning of period         (75,880)   (24,981)    (48,596)    (30,447)
                        ________   ________    ________    ________
Retained earnings
  (deficit), end
  of period             $(46,146)  $(31,110)   $(46,146)   $(31,110)
                        ========   ========    ========    ========
Income per
  common share              $.03      $(.01)       $-0-        $-0-
                        ========   ========    ========    ========
Weighted average
  number of shares
  outstanding          1,021,314  1,021,314   1,021,314   1,021,314
                       =========  =========   =========   =========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

                     STATEMENT OF CASH FLOWS

           NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                           (Unaudited)

                   Increase (decrease) in cash


                                                1995        1994
                                               _________  ________


Cash flows from operating activities:
  Net income (loss)                             $29,734    $(6,129)
  Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  (Increase) decrease in
    receivables                                    (505)   (27,152)
  Prepaid and refundable income taxes                           34
  Increase (decrease) in
    accrued expenses                             (4,103)   (24,456)
                                               ________   ________

Net cash provided by (used in)
  operating activities                           25,126    (57,703)
                                               ________   ________

Cash flows from investing
activities:
  Payments on notes receivable                   66,010    145,000
  Advances to/from officer/
    shareholder, net                           (110,269)  (111,343)
                                               ________   ________

Net cash provided by (used in)
investing activities                            (44,259)    33,657
                                               ________   ________
Net increase (decrease) in cash
and cash equivalents                            (19,132)   (24,046)

Cash and cash equivalents,
beginning of period                              21,508     46,040
                                               ________   ________
Cash and cash equivalents,
end of period                                   $ 2,376    $21,994
                                               ========   ========

Supplemental disclosure of cash
flow information, cash paid for
income taxes                                       $-0-       $250
                                               ========   ========

                See notes to financial statements.

                     BALA CYNWYD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
           NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994
                           (Unaudited)



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

     As of October 31, 1995, the Company has incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the notes, which pursuant to the loan agreements is reimbursable to the Company by Antiquities, of which approximately $90,000 was collected. The Bankruptcy Court has ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceeding. The Company has provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has completed payments in accordance with the loan agreements $31,990 in excess of the Company's allowance.


3.   Due from officer/shareholder:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.75% at October 31, 1995). Interest income relating to this advance was $25,744 and $12,743 for the nine months ended October 31, 1995 and 1994, respectively.


4.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate. Interest expense relating to this advance was $195 and $165 for the nine months ended
     October 31, 1995 and 1994, respectively.


5.   Management fees:

     The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $22,500 and $22,500 are included in general and administra-tive expenses for the nine months ended October 31, 1995 and 1994, respectively.


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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          _____________________________________________


          The following discussion addresses the financial condition and results of operations of the Company for the third quarter and nine months ended October 31, 1995 compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis
Section included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995, to which the reader is directed for additional information.

          The Company has recorded an increase in income of $37,715 and $2,799 for the nine and three month periods ended October 31, 1995, respectively, as compared to the same periods in the prior year due to an increase in interest income and payments by Antiquities of Nevada pursuant to order of the Bankruptcy Court. See Note 2 to Financial Statements. General and administrative expenses decreased by $315 for the third quarter and increased by $1,851 for the first nine months of this year as compared to the same periods in the prior year due primarily to increased costs associated with the Company's restructuring and enforcement actions against an unrelated debtor and its affiliates (see Note 2 to Financial Statements). The increase in interest income and court ordered payments resulted in net income of $2,450 and $29,734 for this year's third quarter and nine months, respectively, compared with net losses of $663 and $6,129 for the same periods in the prior year.

          The Company is pursuing its rights against a shareholder guarantor for reimbursable legal fees and expenses.
See Note 2 to Financial Statements. The Company's only income consists of interest income.


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


                                   BALA CYNWYD CORPORATION




Dated:  December 14, 1995          By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer

                     BALA CYNWYD CORPORATION

                NINE MONTHS ENDED OCTOBER 31, 1995

           Appendix A to Item 601(c) of Regulations S-K
                   (Article 5 of Regulation S-X
               Commercial and Industrial Companies)


Item Number:     Item Description:
____________     _________________


5-02(1)          Cash and cash items                          2,376
5-02(2)          Marketable securities
5-02(3)(a)(1)    Notes and accounts receivable -
                   trade
5-02(4)          Allowances for doubtful accounts
5-02(6)          Inventory
5-02(9)          Total current assets                         8,479
5-02(13)         Property, plant and equipment
5-02(14)         Accumulated depreciation
5-02(18)         Total assets                               468,276
5-02(21)         Total current liabilities                   18,810
5-02(22)         Bonds, mortgages and similar debt
5-02(28)         Preferred stock - mandatory
                   redemption
5-02(29)         Preferred stock - no mandatory
                   redemption                                   130
5-02(30)         Common stock                                52,721
5-02(31)         Other stockholders' equity                 396,616
5-02(32)         Total liabilities and
                   stockholders' equity                     468,276
5-03(b)1(a)      Net sales of tangible products
5-03(b)1         Total revenues                              60,541
5-03(b)2(a)      Cost of tangible goods sold
5-03(b)2         Total costs and expenses applicable
                   to sales and revenues
5-03(b)3         Other costs and expenses                    30,806
5-03(b)5         Provision for doubtful accounts
                   and notes
5-03(b)(8)       Interest and amortization of
                   debt discount
5-03(b)(10)      Income before taxes and other items         29,734
5-03(b)(11)      Income tax expense
5-03(b)(14)      Income/loss continuing operations           29,734
5-03(b)(15)      Discontinued operations
5-03(b)(17)      Extraordinary items
5-03(b)(18)      Cumulative effect - changes in
                   accounting principles
5-03(b)(19)      Net income or loss                          29,734
5-03(b)(20)      Earnings per share - primary                  0.03
5-03(b)(20)      Earnings per share - fully diluted
