Form 10-Q/A
period 1995-07-31
BALA CYNWYD CORP
filed 1996-01-16
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         AMENDMENT NO. 1
                                TO
                            FORM 10-Q

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

                 Common Stock:  1,021,314 shares


Item 1. This Amendment is filed for the purpose of including the required Financial Data Schedule for the subject report, as filed herewith.

                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BALA CYNWYD CORPORATION




Dated:  January 15, 1996           By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer

                     BALA CYNWYD CORPORATION

                  SIX MONTHS ENDED JULY 31, 1995

           Appendix A to Item 601(c) of Regulations S-K
                   (Article 5 of Regulation S-X
               Commercial and Industrial Companies)


Item Number:     Item Description:
____________     _________________


5-02(1)          Cash and cash items                         35,876
5-02(2)          Marketable securities
5-02(3)(a)(1)    Notes and accounts receivable -
                   trade
5-02(4)          Allowances for doubtful accounts
5-02(6)          Inventory
5-02(9)          Total current assets                        41,979
5-02(13)         Property, plant and equipment
5-02(14)         Accumulated depreciation
5-02(18)         Total assets                               473,524
5-02(21)         Total current liabilities                   26,508
5-02(22)         Bonds, mortgages and similar debt
5-02(28)         Preferred stock - mandatory
                   redemption
5-02(29)         Preferred stock - no mandatory
                   redemption                                   130
5-02(30)         Common stock                                52,721
5-02(31)         Other stockholders' equity                 394,165
5-02(32)         Total liabilities and
                   stockholders' equity                     473,524
5-03(b)1(a)      Net sales of tangible products
5-03(b)1         Total revenues                              50,463
5-03(b)2(a)      Cost of tangible goods sold
5-03(b)2         Total costs and expenses applicable
                   to sales and revenues
5-03(b)3         Other costs and expenses                    23,179
5-03(b)5         Provision for doubtful accounts
                   and notes
5-03(b)(8)       Interest and amortization of
                   debt discount
5-03(b)(10)      Income before taxes and other items         27,284
5-03(b)(11)      Income tax expense
5-03(b)(14)      Income/loss continuing operations           27,284
5-03(b)(15)      Discontinued operations
5-03(b)(17)      Extraordinary items
5-03(b)(18)      Cumulative effect - changes in
                   accounting principles
5-03(b)(19)      Net income or loss                          27,284
5-03(b)(20)      Earnings per share - primary                  0.03
5-03(b)(20)      Earnings per share - fully diluted
