Form 10-Q/A
period 1995-07-31
BALA CYNWYD CORP
filed 1996-02-01
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                         AMENDMENT NO. 2
                                TO
                            FORM 10-Q

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

                 Common Stock:  1,021,314 shares


Item 1. This Amendment is filed for the purpose of including the required Financial Data Schedule for the subject report, filed herewith as Exhibit 27.

                            SIGNATURES
                            __________


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BALA CYNWYD CORPORATION




Dated:  January 31, 1996           By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer