Form 10-K
period 1996-01-01
BALA CYNWYD CORP
filed 1996-05-15
CIK 52813

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

          Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended               Commission File
January 31, 1996                        No. 0-5653

                     BALA CYNWYD CORPORATION
_________________________________________________________________
      (Exact name of registrant as specified in its charter)

          New Jersey                         22-1436237
_________________________________  ______________________________
(State or other jurisdiction of    (IRS Employer Identification
incorporation or organization)     No.)

301 City Avenue
Bala Cynwyd, Pennsylvania                           19004
_________________________________                 __________
(Address of principal executive                   (Zip Code)
offices)

Registrant's telephone number,
including area code:                         (610) 667-8225
                                             _______________

   Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock - $.05 par value
                  ______________________________
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X   No
                                             ____     _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed on the basis of the average bid price of such stock as of September 16, 1991, the last date on which price information was available from the National Quotation Bureau, Inc., was $116,728.

As of April 24, 1996, 1,021,314 shares of the registrant's common stock were outstanding.

PART I
________

Item 1.   Business.


          Until November 1, 1982, Bala Cynwyd Corporation, under its former name, ITI Electronics, Inc. (the "Company") was engaged primarily as a designer and manufacturer of electrical equipment for the communications industry. On April 7, 1983, the Company sold its business, its name and all of its operating assets for the aggregate price of $592,600. The entire consideration (subject to adjustments) was paid in cash at settlement. In accordance with the terms of the purchase agreement, the buyer assumed all warranties and returns on past sales.

          At the present time the Company has no employees.

          On April 21, 1983, a Certificate of Amendment to the
Certificate of Incorporation was filed with the Secretary of State of New Jersey changing the corporate name of the Company to Bala Cynwyd Corporation.


Item 2.   Properties.


          At the present time, the Company shares space at 301
City Avenue, Bala Cynwyd, Pennsylvania 19004, with Davic
Financial Services, a sole proprietorship of Albert M. Zlotnick, president of the Company.


Item 3.   Legal Proceedings.


          On September 1, 1992, Antiquities of Nevada, Inc. defaulted on its obligations to the Company under the loan documents, and on September 14, 1992, Antiquities filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Nevada. On February 24, 1993, the Court confirmed the amended Antiquities Plan of Reorganization, which provides, inter alia, for a monthly repayment schedule of principal and interest owed to the Company over a period of 22 months through November 30, 1994. Antiquities has completed its payments to the Company. See Note 2 to Financial Statements.


Item 4.   Submission of Matters to Vote of Security Holders.

          None.


PART II
________

Item 5.   Market for Registrant's Common Stock and Related
          Security Holder Matters.

     (a)  Price Range of Common Stock.

          Due to the infrequent and limited number of shares of common stock traded, the common stock has been unpriced during the last two fiscal years. The last available market price data for the common stock was on September 16, 1991 as follows: high bid: 1/4; low bid: 1/4, as reported by the National Quotation Bureau, Inc. Such quotations represent prices in the over-the-counter market between dealers in securities, and do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions, and cannot be considered indicative of any reliable market value for the common stock.



     (b)  Approximate Number of Security Holders.

                               Number of Record Holders
Title of Class                  (as of April 24, 1996)
_______________                __________________________

Common Stock                              650
$.05 Par Value


     (c)  Dividends.

          The Company did not pay a cash dividend on its common stock during its last two fiscal years. The payment of any future dividends is within the discretion of the Company's Board of Directors and will depend, among other things, on the Company's earnings and capital requirements. At the present time the Company does not anticipate the payment of any cash dividends in fiscal 1996.


Item 6.   Selected Financial Data.


          The following selected financial data for the years ended January 31, 1992 and 1993 have been derived from financial statements audited by Simonson, Lipschutz & Fogel P.C., the Company's former independent certified public accountants.

          The following selected financial data for the years ended January 31, 1994, 1995 and 1996 have been derived from financial statements audited by BDO Seidman, LLP, the Company's current independent certified public accountants. The audited financial statements at January 31, 1995 and 1996 and for the years then ended with the report thereon of BDO Seidman, LLP are included elsewhere herein and should be read in conjunction with these data.

                                      BALA CYNWYD CORPORATION
                               SUMMARY OF SELECTED FINANCIAL DATA
                              YEARS ENDED JANUARY 31, 1992 TO 1996

                                    1996           1995         1994          1993          1992
                                   ______         ______       ______        ______        ______

Results of operations
   Income                         $38,402        $30,404      $39,084       $44,616       $38,454
   Net income (loss)               16,314        (50,899)      (5,142)      (56,726)         (296)
   Dividends paid on
      common stock                      0              0            0             0             0

Per share of common
   stock:
   Income (loss)                      .02           (.05)        (.01)         (.06)            0

Weighted average number
   of common shares
   outstanding                  1,021,314      1,021,314    1,021,314     1,021,314     1,021,314

Financial position:
   Total assets                  $458,788       $442,645     $534,893      $558,268      $544,425
   Shareholders' equity           436,046        419,732      470,631       475,773       532,499


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

          The Company has shown an increase in income of $8,098 in fiscal 1995 compared with the prior year due to higher yields on its investments and repayment of a loan by Antiquities. See
Note 2 to Financial Statements. An increase in general and administrative expenses of $10,775 in fiscal 1995 from the prior year was primarily due to an increase in management fee expense, offset by the recovery of a $31,990 reserve for any potentially uncollectible reimbursements in connection with the loan to Antiquities, resulted in net income of $16,314 for fiscal 1995 compared with a net loss of $50,899 for the prior year. During fiscal 1994, the Company reported a decrease in income before taxes and an increase of $45,757 in net loss compared to the prior year due to lower yields on its investments and the provision of an allowance in the amount of $38,000 for any potentially uncollectible reimbursements in connection with the loan to Antiquities.

          The Company presently conducts no business. Its only income consists of interest from notes receivable.


          Effects of Inflation.
          ____________________

          Inflation does not affect the Company except to the extent that it may affect the yields on its investments.


Item 8.   Financial Statements and Supplementary Data.

        Report of Independent Certified Public Accountants

Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheets of Bala Cynwyd Corporation as of January 31, 1996 and 1995, and the related statements of operations and retained earnings (deficit) and cash flows for the years then ended. We have also audited Schedule II included under Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bala Cynwyd Corporation as of January 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.

                                   /s/  BDO SEIDMAN, LLP
                                   __________________________
                                        BDO SEIDMAN, LLP

April 22, 1996

                     BALA CYNWYD CORPORATION
                          BALANCE SHEETS

January 31,                                      1996         1995
________________________________           __________   __________

Assets

Cash and cash equivalents                  $    1,681   $   21,508
Receivables
  Litigation settlement, net
     of allowance for losses of
     $88,000 in 1995 (Note 2)                      --       66,010
  Other                                         4,920        4,416
Due from officer/stockholder
  (Notes 3 and 7)                             451,005      349,529
Prepaid and refundable income taxes             1,182        1,182
                                           __________   __________
                                           $  458,788   $  442,645


Liabilities and Stockholders' Equity

Liabilities
  Due to affiliate (Note 4)                $    3,000   $    3,000
  Accrued expenses                             19,742       19,913
                                           __________   __________

                                               22,742       22,913

Stockholders' equity
  Preferred stock, cumulative
     convertible, $.05 par;
     authorized 500,000 shares,
     issued 2,600 shares                          130          130
  Common stock, $.05 par;
     authorized 2,000,000 shares,
     issued 1,054,419 shares                   52,721       52,721
  Additional paid-in capital                  462,327      462,327
  (Deficit)                                   (59,566)     (75,880)
                                           __________   __________
                                              455,612      439,298

  Less treasury stock, at cost
     Preferred (2,600 shares)                  (5,000)      (5,000)
     Common (33,105 shares)                   (14,566)     (14,566)
                                           __________   __________
                                              436,046      419,732
                                           __________   __________
                                           $  458,788   $  442,645

          See accompanying notes to financial statements.

                     BALA CYNWYD CORPORATION
     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)


Year ended January 31,                                            1996                1995                1994
_______________________________________________              _________           _________            ________
Revenue, interest income (Note 3)                           $   38,402           $  30,404           $  39,084
                                                            __________          __________          __________
                                                                38,402              30,404              39,084

General and administrative expenses (Note 5)                    22,088              43,303              44,226

Provision for unreimbursed expenses (Note 2)                       --               38,000                  --
                                                            __________          __________          __________
                                                                22,088              81,303              44,226
                                                            __________          __________          __________
Income (loss) before income taxes                               16,314             (50,899)             (5,142)

Income taxes (Note 6)                                               --                  --                  --
                                                            __________          __________          __________
Net income (loss)                                               16,314             (50,899)             (5,142)

(Deficit), at beginning of year                                (75,880)            (24,981)            (19,839)
                                                            __________          __________          __________

(Deficit), at end of year                                   $  (59,566)          $ (75,880)          $ (24,981)
                                                            ==========          ==========          ==========
Income (loss) per common share                              $      .02           $    (.05)          $    (.01)
                                                            ==========          ==========          ==========
Weighted average number of common
  shares outstanding                                         1,021,314           1,021,314           1,021,314


         See accompanying notes to financial statements.

                     BALA CYNWYD CORPORATION
                     STATEMENTS OF CASH FLOWS


Year ended January 31,                                            1996           1995           1994
__________________________________________________            ________       ________       ________
Cash flows from operating activities
  Net income (loss)                                          $  16,314      $ (50,899)     $  (5,142)
  Adjustments to reconcile net income
    (loss) to net cash provided (used)
    by operating activities
      Provision (recovery) for losses
       on receivables                                          (31,990)        38,000             --
      Increase (decrease) in
       Receivables                                                (505)         2,221        (24,263)
       Prepaid and refundable income taxes                          --             35             20
      Increase (decrease) in
       Accrued expenses                                           (170)       (41,350)       (18,483)
       Income taxes payable                                         --             --            250
                                                               ________      ________      _________

Net cash (used in) operating activities                        (16,351)       (51,993)       (47,618)
                                                               ________      ________      _________

Cash flows from investing activities
  Advances to officer/stockholder, net                        (101,476)      (139,263)       (41,744)
  Payments on notes receivable                                  98,000        166,724        130,000
                                                              ________       ________      _________

Net cash (used) provided by investing activities                (3,476)        27,461         88,256
                                                              ________       ________      _________

Net (decrease) increase in cash and cash equivalents           (19,827)       (24,532)        40,638

Cash and cash equivalents, at beginning of year                 21,508         46,040          5,402
                                                              ________       ________      _________

Cash and cash equivalents, at end of year                    $   1,681      $  21,508      $  46,040
                                                              ========       ========      =========
Supplemental disclosure of cash flow information
  Cash paid during the year for
    Income taxes                                             $      --      $     250      $      --


         See accompanying notes to financial statements.

                     BALA CYNWYD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities.
     Its only income consists of interest from notes receivable.

     CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

     EARNINGS PER SHARE

     Earnings per share are computed based on the weighted average number of common shares outstanding during each year
     (1,021,314 shares in 1996, 1995 and 1994).

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   NOTES RECEIVABLE

     On October 30, 1991, the Company agreed to extend credit facilities up to an initial principal amount of $350,000 to Antiquities of Nevada, Inc. ("Antiquities"), and on January 29, 1992 entered into an amendment increasing the maximum credit availability by $150,000 through June 15, 1992. On May 15, 1992 the loan agreement was amended, whereby the principal amount of $431,724 due as of that date was to be repaid in installments from June to August 1992, with the balance of principal, accrued interest and related costs due on September 1, 1992. The notes bear interest at 10% per annum and are collateralized by all of the assets of Antiquities, along with the guarantees of the stockholders.

     On September 1, 1992, Antiquities defaulted on its obligations under the loan agreements, and filed for protection under Chapter 11 of the Federal Bankruptcy Code on September 14, 1992. Under court order, Antiquities was required to pay the Company $10,000 per month towards this obligation plus interest of $3,000 per month, pending the filing and confirmation of a plan of reorganization. On February 24, 1993, the plan of reorganization was confirmed by the Court. The plan required monthly payments of principal of $10,000 to July 1993, $15,000 to June, 1994 and $20,000 to November 1994, plus interest payable monthly at 10% per annum. Through July 1993, the principal payments were received. Subsequent to that point in time, monthly principal payments in amounts less than the required amounts were received.

     As of January 31, 1996, the Company has incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the notes, which pursuant to the loan agreements is reimbursable to the Company by Antiquities of which approximately $90,000 was collected. The Bankruptcy Court has ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceeding. The Company has provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has completed payments in accordance with the loan agreements of $31,990 in excess of the Company's allowance. No further payments are due from Antiquities.

3.   DUE FROM OFFICER/STOCKHOLDER

     There are no formal repayment terms and the advance bears interest at the prime rate (8.50% at January 31, 1996). Interest income relating to this advance was $35,595, $19,488 and $11,592 for the years ended January 31, 1996, 1995 and 1994, respectively.

4.   DUE TO AFFILIATE

     There are no formal repayment terms and the advance bears interest at the prime rate. Interest expense relating to this advance was $249, $240 and $250 for the years ended
     January 31, 1996, 1995 and 1994, respectively.

5.   MANAGEMENT FEES

     The Company has agreed to compensate its president and principal stockholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $30,000 are included in general and administrative expenses for each of the years ended January 31, 1996, 1995 and 1994, respectively.

6.   INCOME TAXES

     The Company is classified as a personal holding company for each of the periods presented. The Company is subject to a Federal tax equal to 28% of its undistributed earnings, in addition to any other income taxes payable.

     At January 31, 1996, the Company has accumulated, for federal and state income tax purposes, net operating loss carryforwards. The utilization of these losses to reduce future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. These carryforwards, amounting to approximately $23,700, have expiration dates of 2008 through 2010.

7.   SUBSEQUENT EVENT

     On May 13, 1996, the amount due from officer/stockholder of $451,005 was paid in full.

                     BALA CYNWYD CORPORATION
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                      Additions
                                                                     ___________
                                                                         (1)            (2)
                                                  Balance at     Charged to     Charged to                    Balance at
                                                   Beginning      Costs and          Other                        End of
                                                     of Year       Expenses       Accounts     Deductions           Year
                                                   _________      _________      _________     __________     __________

1996

Litigation settlement -
  allowance for uncollectible amounts             $   88,000     $       --     $       --     $   88,000     $       --

1995

Litigation settlement -
  allowance for uncollectible amounts             $   50,000     $   38,000     $       --     $       --     $   88,000

1994

Litigation settlement -
  allowance for uncollectible amounts             $   50,000     $       --     $       --     $       --     $   50,000

              See accompanying financial statements.

Item 9.   Disagreements on Accounting and Financial Disclosure.

          None.


PART III
_________

Item 10.  Directors and Executive Officers of Registrant.

     (a)  Identification of Directors.

                        Other offices
Name               Age  with Registrant             Director Since
__________________ ___  _______________             ______________

Albert M. Zlotnick 71   Chairman of Board,              1979
                        President and Treasurer

Robert Zlotnick    33   None                            1983


          Robert Zlotnick is the son of Albert M. Zlotnick.

          All Directors hold office for the balance of the present term and until their successors are elected and qualified.


     (b)  Identification of Executive Officers.


          Albert M. Zlotnick is Chairman of the Board, President and Treasurer of the Company. Mr. Zlotnick has been Chairman of the Board since 1979 and has been President and Treasurer since
April 1983.

                       ____________________


          Business Experience.

          Albert M. Zlotnick. Mr. Zlotnick has been a private investor and financial consultant for a period in excess of five years. Since 1987, he has been General Partner of Asset Ventures I, a Pennsylvania limited partnership which is the largest shareholder of Beverly Hills Bancorp and Macintosh Corporation. Mr. Zlotnick is Chairman of the Board of the Company, Beverly Hills Bancorp, P.H.C., Inc., Electronic Data Controls, Inc., Robin Industries, Inc., and Convention Centers, Inc.

          Robert Zlotnick. Mr. Zlotnick is a psychologist and is the son of Albert Zlotnick.


Item 11.  Executive Compensation.


          No Executive Officer received in excess of $100,000 cash compensation during the fiscal year ended January 31, 1996. All Executive Officers as a group received a total of $30,000 cash compensation during the fiscal year ended January 31, 1996.

          The following information is furnished for the Company's Chief Executive Officer. See Note 5 to Financial
Statements.

                    Summary Compensation Table

Name and Principal         Fiscal Years             Total
      Position            ended January 31,      Compensation
___________________      __________________     _____________

Albert M. Zlotnick             1996                $36,000
Chief Executive Officer,       1995                $30,000
Chairman and President         1994                $30,000

          The Company does not provide any non-cash remuneration to its Executive Officers and Directors. No pension plan or other retirement benefit for the benefit of Executive Officers or Directors is funded by the Company. The Company pays no remuneration to Directors for service as such. The Company has no options, warrants or rights plans.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a)  Security Ownership of Certain Beneficial Owners.

          The following table sets forth, as of April 24, 1996, the information with respect to common stock ownership of each person known by the Company to own beneficially more than 5% of the shares of the Company's common stock:


Name and Address of      Amount and Nature of     Percent of
   Beneficial Owner      Beneficial Ownership       Class
___________________      ____________________    ___________

Albert M. Zlotnick              554,404             54%
301 City Avenue
Bala Cynwyd, PA  19004


     (b)  Security Ownership of Management.

          The following table sets forth, as of April 24, 1996, the information with respect to common stock ownership of each director, and of all directors and officers as a group:

Name and Address of      Amount of Nature of     Percent of
   Beneficial Owner      Beneficial Ownership       Class
   ___________________   _____________________   __________

Albert M. Zlotnick              554,404             54%

All Directors and               554,404             54%
Officers as a Group (2)


          Robert Zlotnick, a Director of the Company, by reason of being the son of Albert M. Zlotnick, could be deemed to be a beneficial owner of those shares owned by Albert M. Zlotnick, although Robert Zlotnick has no legal or equitable interest in such shares and disclaims beneficial ownership of such shares.


Item 13.  Certain Relationships and Related Transactions.

          The Company has made advances which bear interest at the prime rate to Albert M. Zlotnick, president of the Company. The balance of advances, net of repayments, was $451,005 at January 31, 1996. See Note 3 to Financial Statements. On May 13, 1996, this amount was paid in full. See Note 7 to Financial Statements.


PART IV
________

Item 14.  Exhibits, Financial Schedules, and Reports on Form 8-K.

     (a)  1.  Financial Statements.

              Independent Auditor's Report

              Balance Sheets as of January 31,
              1996 and 1995

              Statements of Operations and Retained
              Earnings (Deficit) for years ended
              January 31, 1996, 1995 and 1994

              Statements of Cash Flows for years ended
              January 31, 1996, 1995 and 1994

              Notes to Financial Statements

         2.   Financial Statement Schedules.

              Schedule II - Valuation and Qualifying
              Accounts

         3.   Exhibits.

                                          Incorporated
Exhibit Number                            By Reference
______________                            _____________

3.1    Articles of Incorporation,         Form 10-K for year
       as amended                         ended January 31, 1984

3.1    By-laws                            Form 10-K for year
                                          ended January 31, 1984

10.1   Loan Agreement dated               Form 10-Q for the
       October 31, 1991, between          quarter ended October
       the Company and Antiquities        31, 1991
       of Nevada, Inc.

27     Financial Data Schedule            Filed herewith

28     Amended Disclosure                 Form 10-K for year
       Statement and Amended Plan         ended January 31,
       of Reorganization of               1993
       Antiquities of Nevada, Inc.,
       and Court Orders approving
       same

       (b)  Reports on Form 8-K.          None

                            SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1996                  BALA CYNWYD CORPORATION



                              By:/s/Albert M. Zlotnick
                                 _______________________________
                                 Albert M. Zlotnick, President,
                                 Chief Financial Officer
                                 and Chief Executive Officer


          Pursuant to the requirements of the Securities
Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/Albert M. Zlotnick    President,           May 14, 1996
_______________________  Chairman of the
Albert M. Zlotnick       Board and Director




/s/Robert Zlotnick       Director             May 14, 1996
_____________________
Robert Zlotnick