Form 10-Q
period 1996-04-30
BALA CYNWYD CORP
filed 1996-06-13
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended April 30, 1996 Commission File No. 0-5653


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

Item 1.   Financial Statements

                     BALA CYNWYD CORPORATION

                          BALANCE SHEETS


                                          April 30,     January 31,
                                           1996             1996
                                         ___________     ___________
                                         (Unaudited)

                              ASSETS

Cash                                           $1,681       $1,681
Receivables                                     4,920        4,920
Due from officer/shareholder
  (Notes 2 and 6)                             452,483      451,005
Prepaid and refundable income taxes             1,182        1,182
                                             ________      _______

                                             $460,266     $458,788
                                             ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate (Note 3)                    $3,000       $3,000
  Accrued expenses                             19,804       19,742
                                             ________     ________

                                               22,804       27,742
                                             ________     ________

Shareholders' equity:
  Preferred stock, cumulative
  convertible, $.05 par; authorized
  500,000 shares, issued 2,600 shares             130          130
  Common stock, $.05 par; authorized
  2,000,000 shares; issued 1,054,419
  shares                                       52,721       52,721
Additional paid-in capital                    462,327      462,327
Deficit                                       (58,150)     (59,566)
                                            _________     ________

                                              457,028      455,612

Less treasury stock at cost:
  Preferred (2,600 shares)                     (5,000)      (5,000)
  Common (33,105 shares)                      (14,566)     (14,566)
                                            _________     ________

                                              437,462      436,046
                                            _________     ________

                                             $460,266     $458,788
                                            =========     ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

            THREE MONTHS ENDED APRIL 30, 1996 AND 1995

                           (Unaudited)

                                     Three months
                                     ended April 30,
                                    _________________
                                    1996           1995
                                   _____          _____

Revenue, interest
  income (Note 2)                $ 9,378        $ 8,161
General and
  administrative
  expenses (Note 4)                7,962         12,701
                                ________       ________

Income (loss) before
  income taxes                     1,416         (4,540)

Income taxes (Note 5)                  -              -
                                ________       ________

Net income (loss)                  1,416         (4,540)

Retained earnings
  (deficit), beginning
  of period                      (59,566)       (75,880)
                                ________       ________

Retained earnings
  (deficit), end
  of period                     $(58,150)      $(80,420)
                                ========       ========

Income per
  common share                      $-0-          $(.04)
                                ========       ========

Weighted average number
  of shares outstanding        1,021,314      1,021,314
                               =========      =========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

                     STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                           (Unaudited)



                                                1996        1995
                                               _________  ________


Cash flows from operating activities:
  Net income (loss)                             $1,416     $(4,540)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  (Increase) decrease in
    receivables                                               (505)
  Increase (decrease) in
    accrued expenses                                 62     (2,867)
                                               ________   ________

Net cash provided by (used in)
  operating activities                            1,478     (2,178)
                                               ________   ________

Cash flows from investing
activities:
  Payments on notes receivable                              52,000
  Advances to/from officer/
    shareholder, net                             (1,478)   (18,677)
                                               ________   ________

Net cash provided by (used in)
investing activities                             (1,478)    33,323
                                               ________   ________

Net increase (decrease) in cash
and cash equivalents                                        31,145

Cash and cash equivalents,
beginning of period                               1,681     21,508
                                               ________   ________

Cash and cash equivalents,
end of period                                   $ 1,681    $52,653
                                               ========   ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
            THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                           (Unaudited)



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

     Earnings per share:

     Earnings per share are computed based on the weighted average number of common shares outstanding during each year
     (1,021,314 shares in 1996 and 1995).

     Presentation of financial statements:

     Except for the balance sheet as of January 31, 1996, the financial information furnished herein has not been audited by independent accountants; it reflects, however, all adjustments (consisting principally of normal, recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position and results of operations and cash flows for the dates and periods noted.


2.   Due from officer/shareholder:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at April 30, 1996). Interest income relating to this advance was $9,378 and $7,364 for the three months ended April 30, 1996 and 1995, respectively.


3.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate. Interest expense relating to this advance was $62 and $65 for the three months ended
     April 30, 1996 and 1995, respectively.


4.   Management fees:

     The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $7,500 are included in general and administrative expenses for each of the three months ended April 30, 1996 and 1995.


5.   Income taxes:

     The Company is classified as a personal holding company for each of the periods presented. The Company is subject to a Federal tax equal to 28% of its undistributed earnings, in addition to any other income taxes payable.

     At April 30, 1996, the Company has accumulated, for federal and state income tax purposes, net operating loss carryforwards. The utilization of these losses to reduce future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. These carryforwards, amounting to approximately $23,700, have expiration dates of 2008 through 2010.


6.   Subsequent Event

     On May 13, 1996, $451,005 was paid on the amount due from officer/stockholder.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          _____________________________________________


          The following discussion addresses the financial condition and results of operations of the Company for the first quarter ended April 30, 1996 compared with the same period in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, to which the reader is directed for additional information.

          The Company has recorded a slight increase in income of $1,217 for the three month period ended April 30, 1996, as compared to the same period in the prior year due to an increase in interest income. General and administrative expenses decreased by $4,739 for the first three months of this year as compared to the same period in the prior year due primarily to decreased costs associated with the Company's enforcement actions against an unrelated debtor. The increase in interest income and decrease in expenses resulted in net income of $1,416 for this year's first quarter compared with a net loss of $4,540 for the same period in the prior year.


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


                                   BALA CYNWYD CORPORATION




Dated:  June 13, 1996              By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer