Form 10-Q
period 1996-07-31
BALA CYNWYD CORP
filed 1996-09-13
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 31, 1996 Commission File No. 0-5653


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

Item 1.   Financial Statements

                     BALA CYNWYD CORPORATION

                          BALANCE SHEETS


                                         July 31,       January 31,
                                           1996             1996
                                         ___________     ___________
                                         (Unaudited)

                              ASSETS

Cash                                         $449,123       $1,681
Receivables                                     4,921        4,920
Due from officer/shareholder
  (Notes 2 and 6)                                          451,005
Prepaid and refundable income taxes             1,182        1,182
                                             ________      _______

                                             $455,226     $458,788
                                             ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate (Note 3)                    $3,000       $3,000
  Accrued expenses                             11,263       19,742
  Due to officer/shareholder                   10,967
                                             ________     ________

                                               25,230       27,742
                                             ________     ________

Shareholders' equity:
  Preferred stock, cumulative
  convertible, $.05 par; authorized
  500,000 shares, issued 2,600 shares             130          130
  Common stock, $.05 par; authorized
  2,000,000 shares; issued 1,054,419
  shares                                       52,721       52,721
Additional paid-in capital                    462,327      462,327
Deficit                                       (65,616)     (59,566)
                                            _________     ________

                                              449,562      455,612

Less treasury stock at cost:
  Preferred (2,600 shares)                     (5,000)      (5,000)
  Common (33,105 shares)                      (14,566)     (14,566)
                                            _________     ________

                                              429,996      436,046
                                            _________     ________

                                             $455,226     $458,788
                                            =========     ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

             SIX MONTHS ENDED JULY 31, 1996 AND 1995

                           (Unaudited)

                                      Six months                     Three months
                                    ended July 31,                  ended July 31,
                                    _________________               _______________
                                    1996           1995              1996           1995
                                   _____          _____             _____          _____

Revenue:
  Interest income
    (Note 3)                     $10,434        $18,473           $ 1,056         $10,312
  Other (Note 2)                                 31,990                            31,990
                                ________       ________         _________        ________
                                  10,434         50,463             1,056          42,302
  General and
    administrative
    expenses (Note 5)             16,484         23,179             8,522          10,478
                                ________       ________          ________        ________

Income (loss) before
  income taxes                    (6,050)        27,284            (7,466)         31,824

Income taxes (Note 6)                  -              -                 -               -
                                ________       ________          ________        ________

Net income (loss)                 (6,050)        27,284            (7,466)         31,824

Retained earnings
  (deficit), beginning
  of period                      (59,566)       (75,880)          (58,150)        (80,420)
                                ________       ________          ________        ________

Retained earnings
  (deficit), end
  of period                     $(65,616)      $(48,596)         $(65,616)        $48,596
                                ========       ========          ========        ========

Income (loss) per
  common share                     $(.01)         $(.03)            $(.01)           $.04
                                ========       ========          ========        ========

Weighted average number
  of shares outstanding        1,021,314      1,021,314         1,021,314       1,021,314
                               =========      =========         =========       =========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

                     STATEMENTS OF CASH FLOWS

             SIX MONTHS ENDED JULY 31, 1996 AND 1995
                           (Unaudited)



                                                1996        1995
                                               _________  ________


Cash flows from operating activities:
  Net income (loss)                             $(6,050)   $27,284
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  (Increase) decrease in
    receivables                                               (505)
  Increase (decrease) in
    accrued expenses                             (8,479)     3,594
                                               ________   ________

Net cash provided by (used in)
  operating activities                          (14,529)    30,373
                                               ________   ________

Cash flows from investing
activities:
  Payments on notes receivable                              66,010
  Advances to/from officer/
    shareholder, net                            461,970    (82,016)
                                               ________   ________

Net cash provided by (used in)
investing activities                            461,970    (16,006)
                                               ________   ________

Net increase (decrease) in cash
and cash equivalents                            447,442     14,368

Cash and cash equivalents,
beginning of period                               1,681     21,508
                                               ________   ________

Cash and cash equivalents,
end of period                                  $449,123    $35,876
                                               ========   ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
             SIX MONTHS ENDED JULY 31, 1996 AND 1995
                           (Unaudited)



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


2. In 1991, the Company agreed to extend credit facilities of $500,000 to an unrelated third party. The debtor has completed payments in accordance with the loan agreements of $31,990 in excess of an allowance of $88,000 previously provided by the Company for any potentially uncollectible reimbursements. No further payments are due from the debtor.


3.   Due from officer/shareholder:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at July 31, 1996). Interest income relating to this advance was $10,434 and $15,666 for the six months ended July 31, 1996 and 1995, respectively.


4.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate. Interest expense relating to this advance was $124 and $130 for the six months ended July
     31, 1996 and 1995, respectively.


5.   Management fees:

     The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $15,000 are included in general and administrative expenses for each of the six months ended July 31, 1996 and 1995.


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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          _____________________________________________


          The following discussion addresses the financial condition and results of operations of the Company for the second quarter and six months ended July 31, 1996 compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis Section included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, to which the reader is directed for additional information.

          The Company has recorded a decrease in interest income of $9,256 and $8,039 for the three and six month periods ended July 31, 1996, respectively, as compared to the same periods in the prior year due to the repayment on May 13, 1996 of $451,005 on the amount due from an officer/stockholder. General and administrative expenses decreased by $1,956 and $6,695 for the first three and six months of this year, respectively, as compared to the same periods in the prior year due primarily to decreased costs associated with the Company's enforcement actions against an unrelated debtor. The decrease in interest income together with the restated $31,990 in 1995 to offset a prior excess allowance (see Note 2 to Financial Statements) resulted in net losses of $7,466 and $6,050 for this year's second quarter and six months, respectively, compared with net income of $31,824 and $27,284 for the same periods in the prior year.


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


                                   BALA CYNWYD CORPORATION




Dated:  September 12, 1996         By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer