Form 10-Q
period 1996-10-31
BALA CYNWYD CORP
filed 1996-12-12
CIK 52813

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 31, 1996 Commission File No. 0-5653


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

Item 1.   Financial Statements

                     BALA CYNWYD CORPORATION

                          BALANCE SHEETS


                                         October 31,     January 31,
                                           1996             1996
                                         ___________     ___________
                                         (Unaudited)

                              ASSETS

Cash                                         $435,051       $1,681
Receivables                                     4,921        4,920
Due from officer/shareholder
  (Notes 2 and 6)                                          451,005
Prepaid and refundable income taxes             1,182        1,182
                                             ________      _______

                                             $441,154     $458,788
                                             ========     ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate (Note 3)                    $3,000       $3,000
  Accrued expenses                              5,914       19,742
  Due to officer/shareholder                    4,166
                                             ________     ________

                                               13,080       27,742
                                             ________     ________

Shareholders' equity:
  Preferred stock, cumulative
  convertible, $.05 par; authorized
  500,000 shares, issued 2,600 shares             130          130
  Common stock, $.05 par; authorized
  2,000,000 shares; issued 1,054,419
  shares                                       52,721       52,721
Additional paid-in capital                    462,327      462,327
Deficit                                       (67,538)     (59,566)
                                            _________     ________

                                              447,640      455,612

Less treasury stock at cost:
  Preferred (2,600 shares)                     (5,000)      (5,000)
  Common (33,105 shares)                      (14,566)     (14,566)
                                            _________     ________

                                              428,074      436,046
                                            _________     ________

                                             $441,154     $458,788
                                            =========     ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

     STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (DEFICIT)

            SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

                           (Unaudited)

                                       Nine months                   Three months
                                    ended October 31,              ended October 31,
                                    _________________               _______________
                                    1996           1995              1996           1995
                                   _____          _____             _____          _____

Revenue:
  Interest income
    (Note 3)                     $15,223        $28,551           $ 4,789         $10,078
  Other (Note 2)                  20,638         31,990            20,638
                                ________       ________         _________        ________
                                  35,861         60,541            25,427          10,078
  General and
    administrative
    expenses (Note 5)             43,834         30,806            27,350           7,627
                                ________       ________          ________        ________

Income (loss) before
  income taxes                    (7,972)        29,734            (1,923)          2,450

Income taxes (Note 6)                  -              -                 -               -
                                ________       ________          ________        ________

Net income (loss)                 (7,972)        29,734            (1,922)          2,450

Retained earnings
  (deficit), beginning
  of period                      (59,566)       (75,880)          (65,616)        (48,596)
                                ________       ________          ________        ________

Retained earnings
  (deficit), end
  of period                     $(67,538)      $(46,146)         $(67,538)       $(46,146)
                                ========       ========          ========        ========

Income (loss) per
  common share                     $(.01)         $(.03)            $(.01)          $(.03)
                                ========       ========          ========        ========

Weighted average number
  of shares outstanding        1,021,314      1,021,314         1,021,314       1,021,314
                               =========      =========         =========       =========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION

                     STATEMENTS OF CASH FLOWS

           NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                           (Unaudited)



                                                1996        1995
                                               _________  ________


Cash flows from operating activities:
  Net income (loss)                             $(7,972)   $29,734
  Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
  (Increase) decrease in
    receivables                                               (505)
  Increase (decrease) in
    accrued expenses                            (13,828)    (4,103)
                                                 ______   ________

Net cash provided by (used in)
  operating activities                          (21,800)    25,126
                                               ________   ________

Cash flows from investing
activities:
  Payments on notes receivable                              66,010
  Advances to/from officer/
    shareholder, net                            455,169   (110,269)
                                               ________   ________

Net cash provided by (used in)
investing activities                            455,169    (44,259)
                                               ________   ________

Net increase (decrease) in cash
and cash equivalents                            433,370    (19,132)

Cash and cash equivalents,
beginning of period                               1,681     21,508
                                               ________   ________

Cash and cash equivalents,
end of period                                  $435,051     $2,376
                                               ========   ========


                See notes to financial statements.

                     BALA CYNWYD CORPORATION
                  NOTES TO FINANCIAL STATEMENTS
           NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                           (Unaudited)



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


2. In 1991, the Company agreed to extend credit facilities of $500,000 to an unrelated third party. The debtor has completed payments in accordance with the loan agreements of $31,990 in excess of an allowance of $88,000 previously provided by the Company for any potentially uncollectible reimbursements. On August 16, 1996, the company received $20,638 in payment for legal fees and expenses incurred during the collection process. No further payments are due from the debtor.


3.   Due from officer/shareholder:

     There are no formal repayment terms and the advance bears interest at the prime rate (8.25% at October 31, 1996). Interest income relating to this advance was $10,434 and $25,744 for the nine months ended October 31, 1996 and 1995, respectively.


4.   Due to affiliate:

     There are no formal repayment terms and the advance bears interest at the prime rate. Interest expense relating to this advance was $186 and $195 for the nine months ended
     October 31, 1996 and 1995, respectively.


5.   Management fees:

     The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $22,500 are included in general and administrative expenses for each of the nine months ended October 31, 1996 and 1995.


6.   Income taxes:

     The Company is classified as a personal holding company for each of the periods presented. The Company is subject to a Federal tax equal to 28% of its undistributed earnings, in addition to any other income taxes payable.

     At October 31, 1996, the Company has accumulated, for federal and state income tax purposes, net operating loss carryforwards. The utilization of these losses to reduce future income taxes will depend upon the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. These carryforwards, amounting to approximately $23,700, have expiration dates of 2008 through 2010.


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          _____________________________________________


          The following discussion addresses the financial condition and results of operations of the Company for the second quarter and nine months ended October 31, 1996 compared with the same periods in the prior year. This discussion should be read in conjunction with the Management's Discussion and Analysis
Section included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996, to which the reader is directed for additional information.

          The Company has recorded a decrease in interest income of $5,289 and $13,328 for the three and nine month periods ended October 31, 1996, respectively, as compared to the same periods in the prior year due to the repayment on May 13, 1996 of $451,005 on the amount due from an officer/stockholder. General and administrative expenses increased by $19,723 and $13,028 for the first three and nine months of this year, respectively, as compared to the same periods in the prior year due primarily to increased costs associated with the Company's efforts to locate appropriate investment opportunities. The decrease in interest income together with the increase in expenses resulted in net losses of $1,922 and $7,972 for this year's third quarter and nine months, respectively, compared with net income of $2,450 and $29,734 for the same periods in the prior year.


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


                                   BALA CYNWYD CORPORATION




Dated: December 12, 1996      By:/s/ Albert M. Zlotnick
                                      ___________________________
                                        Albert M. Zlotnick
                                        President
                                        Chairman of the Board
                                        Chief Financial Officer
                                        and Chief Executive
                                        Officer