Form 10KSB
period 1997-01-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the year ended January 31, 1997

                          Commission File Number 0-5653

                             BALA CYNWYD CORPORATION
             (Exact name of registrant as specified in its charter)

                                 ---------------


          New Jersey                                        22-1436237
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

301 City Avenue, Bala Cynwyd, PA                             19004
--------------------------------                             -----
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (610) 667-8225

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None
                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes__   No__  [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $108,245.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock as of September 16, 1991 the last date on which price information was available from the National Quotation Bureau, Inc., was $116,728. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of January 31, 1997, there were issued and outstanding 1,021,314 shares of the registrant's Common Stock, par value $.05 per share.

                                     PART I

ITEM 1- BUSINESS
----------------

         Until November 1, 1982, Bala Cynwyd Corporation, under its former name, ITI Electronics, Inc. (the "Company"), was engaged primarily as a designer and manufacturer of electrical equipment for the communications industry. On April 7, 1983, the Company sold its business, its name and all of its operating assets for the aggregate price of $592,600. The entire consideration (subject to adjustments) was paid in cash at settlement. In accordance with the terms of the purchase agreement, the buyer assumed all warranties and returns on past sales.

         On April 21, 1983, a Certificate of Amendment to the Certificate of Incorporation was filed with the Secretary of State of New Jersey changing the corporate name of the Company to Bala Cynwyd Corporation.

         The Company currently has no full-time employees. Its Chairman, President and Chief Executive Officer is Albert M. Zlotnick. Ms. Felice Bravato serves as the Company's Secretary.

         The Company is currently seeking merger or acquisition partners so as to best utilize the Company's cash and corporate structure.


ITEM 2 - PROPERTY
-----------------

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended January 31, 1997 and 1996.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

         On September 1, 1992, Antiquities of Nevada, Inc. defaulted on its obligations to the Company under the loan documents, and on September 14, 1992, Antiquities filed a Chapter 11 bankruptcy proceeding in the United States Bankruptcy Court for the District of Nevada. On February 24, 1993, the Court confirmed the amended Antiquities Plan or Reorganization, which provides, inter alia, for a monthly repayment schedule of principal and interest owed to the Company over a period of 22 months through November 30, 1994. Antiquities has completed its payments to the Company (see Note 2 to financial statements).


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders by the Company during the fourth quarter of the fiscal year covered by this report.


                                     PART II


ITEM 5 - MARKET OF THE REGISTRANT'S COMMON EQUITY
  AND RELATED SECURITY HOLDERS MATTERS
--------------------------------------

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

         As of August 25, 2000, the Company's common stock, $.05 par value, was held of record by approximately 650 record holders.

         Holders of the Company's common stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company did not pay a cash dividend on its common stock during its last two fiscal years and by reason of its present financial condition and contemplated financial requirements, the Company does not anticipate paying any cash dividends upon such stock in the foreseeable future.



ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

General
-------

           The Company presently conducts no business except for necessary administrative matters and has ceased to be an operating company. As such, for the fiscal years ended January 31, 1997 and 1996, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

         During the year ended January 31, 1997, the Company earned interest of $19,214 as compared to $38,402 in the prior year, a decrease of $19,188. This was due to the decrease in the interest income earned on the amount due from shareholder and the resultant lower margins earned on the cash invested. Other income of $89,031 and $31,900 for the years ended January 31, 1997 and 1996, respectively, was from the recovery of a loan with Antiquities which was previously reserved as uncollectible. General and administrative expense for the year ended January 31, 1997 was $94,441, an increase of $40,363 compared with the prior year amount of $54,078, which was due to an increase in management fees.


Liquidity and Capital Resources
-------------------------------

           During year ended January 31, 1997, the Company satisfied its working capital needs from cash generated from interest income and the collection on the loan to Antiquities that was previously reserved as uncollectible. As of January 31, 1997, the Company had working capital of $443,550. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.


Market Risk
-----------

         The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.


Forward-Looking Statements
--------------------------

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10- QSB or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

         The Company wishes to caution investors that any forward looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing and international trading restrictions, customer product acceptance and continued access to capital markets and foreign currency risks. The Company wishes to caution investors that other factors may, in the future, prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

         Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM  7 - FINANCIAL STATEMENTS
------------------------------

         The Financial Statements of Bala Cynwyd Corporation for the years ended January 31, 1997 and 1996 are included as part of this report following the signature page of this report:

         Cover page                                                       F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                                      F-3
         Balance sheet                                                    F-4
         Statement of operations                                          F-5
         Statement of shareholders' equity                                F-6
         Statement of cash flows                                          F-7
         Notes to financial statements for the
           years ended January 31, 1997 and 1996                  F-8 to F-10


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years. The Company changed its independent accounts during the year ended January 31, 1996 and did not have any disagreements with the previous independent accountants.



                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------

         The executive officers and directors of the Company are as follows:

      Name                Age                    Position
      ----                ---                    --------
Albert M. Zlotnick         75    Chairman, President and Chief Executive Officer
Robert Zlotnick            34    None

         Albert M. Zlotnick has served as the Company's Chairman and President since April, 1979. Due to the curtailed nature of the Company's business activities, Mr. Zlotnick does not devote full time to the affairs of the Company. Mr. Zlotnick's primary occupation is as a private investor and financial consultant. Mr. Zlotnick currently serves as the Chairman of the Board of Directors of the following companies: P.H.C., Inc., Upward Technology Corporation, Robin Industries, Inc., Electronic Data Controls Corp. and Convention Centers, Inc. He also serves as a director of Comprehensive Holding Corporation, S.A. of Geneva, Switzerland.

         Robert Zlotnick is a psychologist and the son of Albert M. Zlotnick. He has served as a director since April, 1983.

         The Company's By-Laws provide for the election of directors at the annual meeting of shareholders, such directors to hold office until the next annual meeting and until their successors are duly elected and qualified. The By-Laws also provide that the annual meeting of shareholders be held each year at such time, date and place as the Board of Directors shall determine by resolution. Directors may be removed at any time for cause by the Board of Directors and with or without cause by a majority of the votes cast by the shareholders entitled to vote for the election of directors.

         Officers will normally be elected at the annual meeting of the Board of Directors held immediately following the annual meeting of shareholders, to hold office for the term for which elected and until their successors are duly elected and qualified. Officers may be removed by the Board of Directors at any time with or without cause.


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

         No Executive Officer received in excess of $100,000 cash compensation during the year ended January 31, 1997.

         The following information is furnished for the Company's Chief Executive Officer (see Note 5 to financial statements).

                           Summary Compensation Table

                                         Years ended                Total
Name and Principal Position              January 31,             Compensation
---------------------------              -----------             ------------
Albert M. Zlotnick,                        1997                     $57,500
  Chief Executive Officer                  1996                      36,000
  Chairman and President                   1995                      36,000


         The Company does not provide any non-cash remuneration to its Executive Officers and Directors. No pension plan or other retirement benefit for the benefit of Executive Officers or Directors is funded by the Company. The Company pays no remuneration to Directors for service as such. The Company has no options, warrants or rights plans.



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of August 18, 2000 by (i) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

NAME AND ADDRESS                    NO. OF SHARES OWNED         PERCENT OF CLASS
----------------                    -------------------         ----------------

Albert M. Zlotnick                       554,404                       54%

All directors and executive
  officers as a group                    554,404                       54%


         Robert Zlotnick, a Director of the Company by reason of being the son of Albert M. Zlotnick, could be deemed to be a beneficial owner of these shares owned by Albert M. Zlotnick, although Robert Zlotnick has no legal or equitable interest in such shares and disclaims beneficial ownership of such shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The Company utilizes a portion of the premises occupied by Davic Associates, with which Mr. Zlotnick is a principal. Due to the curtailed nature of the Company's operations Davic Associates has, until further notice, waived the payment of rent by the Company.

         The Company has made advances which bear interest at the prime rate to Albert M. Zlotnick, president of the Company. The balance of advances, net of repayments, was $7,588 at January 31, 1997 and was $451,005 at January 31, 1996. On May 13, 1996, the amount due from shareholder of $451,005 was paid in full.


ITEM 13 - EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS
----------------------------------------------------------------

         (a) Exhibits:

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 0-5653 unless another statement or report is identified in parentheses.


Exhibit No.                         Description
-----------                         -----------

    3A            Articles of Incorporation of Registrant             I/B/R
    3B            By - Laws of Registrant                             I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended January 31, 1997.

         (c) Financial Statements

         The financial statements and related notes of the Company begin on page F-1 in the appendix. The report of the independent certified public accountants on the Company's financial statements is on page F-3 in the appendix.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              BALA CYNWYD CORPORATION



                                    By:/s/Albert M. Zlotnick
                                       -----------------------------------------
                                         ALBERT M. ZLOTNICK, Chairman
                                        and Chief Executive Officer
                                        Dated: August 25, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


      Signature                       Title                          Date
      ---------                       -----                          ----

/s/ Albert M. Zlotnick   Chairman and Chief Executive Officer    August 25, 2000
----------------------   (Principal Executive Officer and
ALBERT M. ZLOTNICK        Principal Accounting Officer)

                             BALA CYNWYD CORPORATION
                             =======================

                              FINANCIAL STATEMENTS
                              ====================

                               FOR THE YEARS ENDED
                            JANUARY 31, 1997 AND 1996
                            ==========================

                             BALA CYNWYD CORPORATION
                             =======================

                                TABLE OF CONTENTS
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------






                                                                       PAGE
                                                                      NUMBER
                                                                      ------

Independent Auditor's Report                                            F-3

Financial Statements:
  Balance sheet                                                         F-4
  Operations                                                            F-5
  Shareholders' equity                                                  F-6
  Cash flows                                                            F-7
  Notes to financial statements                                     F-8 to F-10

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Bala Cynwyd Corporation as of January 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Bala Cynwyd Corporation as of January 31, 1996 were audited by other auditors whose report dated April 22, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bala Cynwyd Corporation as of January 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.






                                               Certified Public Accountants


Bala Cynwyd, PA
January 10, 2000

                             BALA CYNWYD CORPORATION
                             =======================

                                  BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                        JANUARY 31,
                                                                                 1997              1996
                                                                              ----------        ----------
                                                      ASSETS


Cash and cash equivalents                                                       $444,201          $  1,681
Receivables, litigation                                                           16,129             -
Other receivable                                                                   -                 4,920
Due from shareholder                                                               7,588           451,005
Prepaid and refundable income taxes                                                -                 1,182
                                                                                --------          --------

                                                                                $467,918          $458,788
                                                                                ========          =======




                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Due to affiliate                                                             $  3,000          $  3,000
   Accrued expenses                                                               16,250            19,742
   Income taxes payable                                                            5,118             -
                                                                                --------          --------

                                                                                  24,368            22,742
                                                                                --------          --------


Shareholders' equity:
   Preferred stock, cumulative convertible,
     $.05 par value; 500,000 shares authorized,
     2,600 shares issued                                                             130               130
   Common stock, $.05 par value, 2,000,000
     shares authorized, 1,054,419 shares issued                                   52,721            52,721
   Additional paid-in capital                                                    462,327           462,327
   Accumulated deficit                                                           (52,062)          (59,566)
                                                                                --------          --------
                                                                                 463,116           455,612
   Less treasury stock, at cost:
     Preferred stock, 2,600 shares                                                (5,000)           (5,000)
     Common stock, 33,105 shares                                                 (14,566)          (14,566)
                                                                                --------          --------

           Net shareholders' equity                                              443,550           436,046
                                                                                --------          --------

                                                                                $467,918          $458,788
                                                                                ========          ========





 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------




                                                               YEAR ENDED
                                                               JANUARY 31,
                                                          1997            1996
                                                        --------         -------

Revenue:
   Interest income                                      $ 19,214         $38,402
   Other                                                  89,031          31,990
                                                        --------         -------

           Total revenue                                 108,245          70,392

General and administrative expenses                       94,441          54,078
                                                        --------         -------


Income before provision for income taxes                  13,804          16,314


Provision for personal holding company income taxes        6,300             -
                                                        --------         -------


Net income                                              $  7,504         $16,314
                                                        ========         =======


Net income per share, basic and diluted                 $    .01         $   .02
                                                        ========         =======













 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                           TREASURY STOCK
                                                                     ADDITIONAL                         ---------------------
                                        PREFERRED       COMMON         PAID-IN       ACCUMULATED        PREFERRED      COMMON
                                          STOCK          STOCK         CAPITAL         DEFICIT            STOCK         STOCK
                                      -------------    ---------    ------------- -----------------    -----------    ---------
Balance, January 31, 1995                  $130         $52,721       $462,327         ($75,880)        ($5,000)       ($14,566)


Net income for year ended
  January 31, 1996                                                                       16,314
                                          -----     -----------   ------------           ------       ---------     -----------


Balance, January 31, 1996                   130          52,721        462,327          (59,566)         (5,000)        (14,566)


Net income for year ended
  January 31, 1997                                                                        7,504
                                          -----     -----------  -------------          -------       ---------      ----------


Balance, January 31, 1997                  $130         $52,721       $462,327         ($52,062)        ($5,000)       ($14,566)
                                            ===          ======        =======           ======           =====          ======












 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------



                                                                                      YEAR ENDED
                                                                                      JANUARY 31,
                                                                                 1997              1996
                                                                              ----------         ---------
                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                                   $  7,504         $  16,314
   Adjustments to reconcile net income to net cash
       (used in) operating activities:
     Interest accrued on due to affiliate                                            -             (31,990)
     (Increase) decrease in operating assets:
       Receivables                                                               (11,209)             (505)
       Prepaid taxes                                                               1,182             -
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                           (3,492)             (170)
       Income taxes payable                                                        5,118             -
                                                                                --------         ---------

           Net cash (used in) operating activities                                  (897)          (16,351)
                                                                                --------         ---------

Cash flows from investing activities:
   Payments on notes receivable                                                      -              98,000
   Advances to shareholder, net                                                  443,417          (101,476)
                                                                                --------         ---------

           Net cash provided by (used in) investing activities                   443,417            (3,476)
                                                                                --------         ---------


Net increase (decrease) in cash and cash equivalents                             442,520           (19,827)


Cash and cash equivalents at beginning of year                                     1,681            21,508
                                                                                --------         ---------


Cash and cash equivalents at end of year                                        $444,201         $   1,681
                                                                                ========         =========











 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------




1.       Nature of Business and Summary of Significant Accounting Policies
         -----------------------------------------------------------------

         Nature of business - The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities. Its only income consists of interest from investment income.

         Earnings per share - The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes standards for computing basic and diluted earnings per share. Per share data is computed using the weighted average number of common shares outstanding. The weighted average number of common shares was 1,021,314 for both years.

         Cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of three months or less to be cash equivalents.

         Short-term investments potentially subject the Company to concentrations of credit risk. To limit this risk, the Company places its short-term cash investments with high credit quality financial institutions.

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of January 31, 1997, because of the short maturity of these financial instruments.

         Use of estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Income taxes - The Company follows the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse.

                             BALA CYNWYD CORPORATION
                             =======================

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------



2.       Note Receivable
         ---------------

         On October 30, 1991, the Company agreed to extend credit facilities up to an initial principal amount of $350,000 to Antiquities of Nevada, Inc. ("Antiquities"), and on January 29, 1992 entered into an amendment increasing the maximum credit availability by $150,000 through June 15, 1992. On May 15, 1992, the loan agreement was amended, whereby the principal amount of $431,724 due as of that date was to be repaid in installments from June to August, 1992, with the balance of principal, accrued interest and related costs due September 1, 1992. The note bears interest at 10% per annum and is collateralized by all of the assets of Antiquities, along with the guarantees of the stockholders.

         On September 1, 1992, Antiquities defaulted on its obligations under the loan agreement, and filed under Chapter 11 of the Federal Bankruptcy Code on September 14, 1992. Under court order, Antiquities was required to pay the Company $10,000 per month towards this obligation plus interest of $3,000 per month, pending the filing and confirmation of a plan of reorganization. On February 24, 1993, the plan of reorganization was confirmed by the Court. The plan required monthly payments of principal of $10,000 to July, 1993, $15,000 to June, 1994 and $20,000 to November, 1994, plus interest payable monthly at 10% per annum. Through July, 1993, the principal payments were received. Subsequent to that point in time, monthly principal payments in amounts less than the required amounts were received.

         Through January 31, 1996, the Company had incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the note, which, pursuant to the loan agreement, is reimbursable to the Company by Antiquities, of which approximately $90,000 was collected. The Bankruptcy Court had ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceedings. The Company provided an allowance for any potentially uncollectible reimbursements. Antiquities has made payments in accordance with the loan agreement which were $89,031 and $31,990 for the years ended January 31, 1997 and 1996, respectively, in excess of the Company's allowance.


3.       Due from Shareholder
         --------------------

         The amounts due from shareholder bear interest at the prime rate of 8.5% and 8.25% at January 31, 1997 and 1996, respectively, with no specific repayment terms. Interest income relating to the advance was $10,435 and $35,595 for the years ended January 31, 1997 and 1996, respectively.


4.       Due to Affiliate
         ----------------

         The amount due to affiliate bears interest at the prime rate of 8.5% and 8.25%, respectively, with no specific repayment terms. Interest expense relating to this advance was $248 and $249 for the years ended January 31, 1997 and 1996, respectively.

                             BALA CYNWYD CORPORATION
                             =======================

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE YEARS ENDED JANUARY 31, 1997 AND 1996
--------------------------------------------------------------------------------




5.       Management Fees
         ---------------

         The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $57,500 and $36,000 are included in general and administrative expenses for the years ended January 31, 1997 and 1996, respectively.


6.       Income Taxes
         ------------

         The Company is classified as a personal holding company for federal income tax purposes for each of the periods presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At January 31, 1997, the Company had net operating loss carryforwards of approximately $23,700 which will expire in years 2008 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The valuation allowance provided effectively eliminated the deferred tax asset resulting from net operating loss carryforwards.

                             BALA CYNWYD CORPORATION
                             =======================

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE YEAR ENDED JANUARY 31, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

ITEM NUMBER                        AMOUNT                 ITEM DESCRIPTION
-----------                        ------                 ----------------
5-02(1)                          $444,201              Cash and cash items
5-02(2)                                 0              Marketable securities
5-02(3)(a)(1)                           0              Notes and accounts receivable, trade
5-02(4)                                 0              Allowances for doubtful accounts
5-02(6)                                 0              Inventories
5-02(9)                           467,918              Total current assets
5-02(13)                                0              Property, plant and equipment
5-02(14)                                0              Accumulated depreciation
5-02(18)                          467,918              Total assets
5-02(21)                           24,368              Total current liabilities
5-02(22)                                0              Bonds, mortgages and similar debt
5-02(28)                                0              Preferred stock, mandatory redemption
5-02(29)                              130              Preferred stock, no mandatory redemption
5-02(30)                           52,721              Common stock
5-02(31)                          390,699              Other stockholders' equity
5-02(32)                          467,918              Total liabilities and stockholders' equity
5-03(b)1(a)                             0              Net sales of tangible products
5-03(b)1                          108,245              Total revenues
5-03(b)2(a)                             0              Cost of tangible goods sold
5-03(b)2                                0              Total costs and expenses applicable to
                                                         sales and revenues
5-03(b)3                           94,441              Other costs and expenses
5-03(b)5                                0              Provision for doubtful accounts and notes
5-03(b)(8)                              0              Interest and amortization of debt discount
5-03(b)(10)                        13,804              Loss before taxes and other items
5-03(b)(11)                         6,300              Income tax expense
5-03(b)(14)                        7,5046              Loss from continuing operations
5-03(b)(15)                             0              Discontinued operations
5-03(b)(17)                             0              Extraordinary items
5-03(b)(18)                             0              Cumulative effect, changes in
                                                         accounting principles
5-03(b)(19)                         7,504              Net loss
5-03(b)(20)                           .01              Earnings per share, basic
5-03(b)(20)                           .01              Earnings per share, diluted