Form 10QSB
period 1997-04-30
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  April 30, 1997  Commission file number   0-5653
                   --------------                          ---------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                      22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  301 CITY AVENUE                         BALA CYNWYD, PA            19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                     -------------------------


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                           Yes      No  X
                                                               ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at April 30, 1997  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 APRIL 30, 1997
--------------------------------------------------------------------------------



                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 April 30,1997 and January 31,1997                           2

              Condensed statement of operations
                 for the three-month periods ended
                 April 30, 1997 and 1996                                     3

              Condensed statement of cash flows
                 for the three-month periods ended
                 April 30, 1997 and 1996                                     4

              Notes to condensed financial statements                        5

              Report of independent accountants                              6

              Management's discussion and analysis of the
                 financial condition and results of operations               7


Part II - Other Information

              Item 1.  Legal Proceedings                                     8
              Item 2.  Changes in Securities                                 8
              Item 3.  Defaults Upon Senior Securities                       8
              Item 4.  Submission of Matters to a Vote of Security Holders   8
              Item 5.  Other Information                                     8
              Item 6.  Exhibits and Reports of Form 8-K                      8

Signature                                                                    9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                      APRIL 30,                JANUARY 31,
                                                                        1997                       1997
                                                                     ---------                   ---------


                                                  ASSETS


Cash and cash equivalents                                            $ 454,034                   $ 444,201
Receivables, litigation                                                  5,809                      16,129
Due from shareholder                                                    13,019                       7,588
                                                                     ---------                   ---------

                                                                     $ 472,862                   $ 467,918
                                                                     =========                   =========



                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                                  $   4,456                   $   3,000
  Accrued expenses                                                      16,250                      16,250
  Income taxes payable                                                   6,312                       5,118
                                                                     ---------                   ---------

                                                                        27,018                      24,368
                                                                     ---------                   ---------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                         130                         130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                52,721                      52,721
  Additional paid-in capital                                           462,327                     462,327
  Accumulated deficit                                                  (49,768)                    (52,062)
                                                                     ---------                   ---------

                                                                       465,410                     463,116

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                     (5,000)                     (5,000)
     Common stock (33,105 shares)                                      (14,566)                    (14,566)
                                                                     ---------                   ---------

           Net shareholders' equity                                    445,844                     443,550
                                                                     ---------                   ---------

                                                                     $ 472,862                   $ 467,918
                                                                     =========                   =========







See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                               THREE MONTHS ENDED
                                                                                    APRIL 30,
                                                                         1997                       1996
                                                                     ----------                  ----------
Revenue, interest income                                             $    5,064                  $    9,378


General and administrative expenses                                       1,576                       7,962
                                                                     ----------                  ----------


Income before provision for income taxes                                  3,488                       1,416


Provision for personal holding company income taxes                       1,194                        --
                                                                     ----------                  ----------


Net income                                                           $    2,294                  $    1,416
                                                                     ==========                  ==========


Net income per share, basic and diluted                              $     --                    $     --
                                                                     ==========                  ==========


Weighted average number of outstanding
  shares for basic and diluted                                        1,021,314                   1,021,314
                                                                     ==========                  ==========





See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                              THREE MONTHS ENDED
                                                                                    APRIL 30,
                                                                         1997                       1996
                                                                      ---------                   ---------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                          $   2,294                   $   1,416
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Decrease in operating assets:
       Receivables                                                       10,320                        --
     Increase in operating liabilities:
       Accrued expenses                                                    --                            62
       Income taxes payable                                               1,194                        --
                                                                      ---------                   ---------

           Net cash provided by operating activities                     13,808                       1,478
                                                                      ---------                   ---------


Cash flows from investing activities:
  Advances to/from shareholder, net                                      (5,431)                     (1,478)
                                                                      ---------                   ---------

           Net cash (used in) investing activities                       (5,431)                     (1,478)
                                                                      ---------                   ---------


Cash flows from financing activities:
  Advances from affiliates                                                1,456                        --
                                                                      ---------                   ---------

           Net cash provided by financing activities                      1,456                        --
                                                                      ---------                   ---------


Net increase in cash and cash equivalents                                 9,833                        --


Cash and cash equivalents at beginning of period                        444,201                       1,681
                                                                      ---------                   ---------


Cash and cash equivalents at end of period                            $ 454,034                   $   1,681
                                                                      =========                   =========





See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1997 and the results of operations and cash flows for the three-month periods ended April 30, 1997 and 1996. The results of operations for the three-month period ended April 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information for the periods ended April 30, 1997 included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of April 30, 1997 and the related condensed statements of operations and cash flows for the three- month period ended April 30, 1997. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1997 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The financial statements of Bala Cynwyd Corporation for the three-month period ended April 30, 1996 were prepared by management and were not audited or reviewed by an independent accountant.




                                                   Certified Public Accountants


Bala Cynwyd, Pennsylvania
June 9, 2000

                             BALA CYNWYD CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------






Nature of Business
------------------

The Company presently conducts no business, but is searching for appropriate investment and acquisition opportunities. Its only income consists of interest from investment income.



Results of Operations
---------------------

During the three months ended April 30, 1997, the Company earned interest of $5,064 as compared to $9,378 of interest earned in the three months ended April 30, 1996, a decrease of $4,314. During the three months ended April 30, 1997, the Company incurred general and administrative expenses of $1,576, a decrease of $6,386 as compared with the three months ended April 30, 1996 expenses of $7,962.



Liquidity and Capital Resources
-------------------------------

During the three months ended April 30, 1997, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of April 30, 1997, the Company had working capital of $445,844. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

                             BALA CYNWYD CORPORATION






Part II - Other Information

         Item 1.      Legal Proceedings
                      None

         Item 2.      Changes in Securities
                      None

         Item 3.      Defaults upon Senior Securities
                      None

         Item 4.      Submission of Matters to a Vote of Security Holders
                      None

         Item 5.      Other Information
                      None

         Item 6.      Exhibits and Reports of Form 8-K
                      None

                             BALA CYNWYD CORPORATION

                                    SIGNATURE
--------------------------------------------------------------------------------







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BALA CYNWYD CORPORATION



                                              /s/Albert M. Zlotnick
                                              ---------------------------------
                                              Albert M. Zlotnick, President and
                                                Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER          AMOUNT           ITEM DESCRIPTION
-----------          ------           ----------------


5-02(1)              $454,034        Cash and cash items
5-02(2)                     0        Marketable securities
5-02(3)(a)(1)               0        Notes and accounts receivable, trade
5-02(4)                     0        Allowances for doubtful accounts
5-02(6)                     0        Inventories
5-02(9)               472,862        Total current assets
5-02(13)                    0        Property, plant and equipment
5-02(14)                    0        Accumulated depreciation
5-02(18)              472,862        Total assets
5-02(21)               27,018        Total current liabilities
5-02(22)                    0        Bonds, mortgages and similar debt
5-02(28)                    0        Preferred stock, mandatory redemption
5-02(29)                  130        Preferred stock, no mandatory redemption
5-02(30)               52,721        Common stock
5-02(31)              392,993        Other shareholders' equity
5-02(32)              472,862        Total liabilities and shareholders' equity
5-03(b)1(a)                 0        Net sales of tangible products
5-03(b)1                5,064        Total revenues
5-03(b)2(a)                 0        Cost of tangible goods sold
5-03(b)2                    0        Total costs and expenses applicable to
                                       sales and revenues
5-03(b)3                1,576        Other costs and expenses
5-03(b)5                    0        Provision for doubtful accounts and notes
5-03(b)(8)                  0        Interest and amortization of debt discount
5-03(b)(10)             3,488        Income before taxes and other items
5-03(b)(11)             1,194        Income tax expense
5-03(b)(14)             2,294        Income from continuing operations
5-03(b)(15)                 0        Discontinued operations
5-03(b)(17)                 0        Extraordinary items
5-03(b)(18)                 0        Cumulative effect, changes in
                                       accounting principles
5-03(b)(19)             2,294        Net income
5-03(b)(20)                 0        Earnings per share, basic
5-03(b)(20)                 0        Earnings per share, diluted