Form 10QSB
period 1997-07-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  July 31, 1997     Commission file number      0-5653
                  ---------------                            ----------------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                        22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)


  301 CITY AVENUE                          BALA CYNWYD, PA            19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                          ---------------


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

                                                            Yes  X   No
                                                                ---     ---



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at July 31, 1997  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JULY 31, 1997
--------------------------------------------------------------------------------


                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 July 31,1997 and January 31,1997                            2

              Condensed statement of operations
                 for the three-month and six-month periods ended
                 July 31, 1997 and 1996                                      3

              Condensed statement of cash flows
                 for the six-month periods ended
                 July 31, 1997 and 1996                                      4

              Notes to condensed financial statements                        5

              Report of independent accountants                              6

              Management's discussion and analysis of the
                 financial condition and results of operations               7


Part II - Other Information

              Item 1.  Legal Proceedings                                     8
              Item 2.  Changes in Securities                                 8
              Item 3.  Defaults Upon Senior Securities                       8
              Item 4.  Submission of Matters to a Vote of Security Holders   8
              Item 5.  Other Information                                     8
              Item 6.  Exhibits and Reports of Form 8-K                      8

Signature                                                                    9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                 JULY 31,             JANUARY 31,
                                                                   1997                  1997
                                                                ---------              ---------
                                        ASSETS


Cash and cash equivalents                                       $ 464,277              $ 444,201
Receivables, litigation                                               649                 16,129
Due from shareholder                                               13,290                  7,588
                                                                ---------              ---------

                                                                $ 478,216              $ 467,918
                                                                =========              =========



                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                             $   5,274              $   3,000
  Accrued expenses                                                 16,250                 16,250
  Income taxes payable                                              7,506                  5,118
                                                                ---------              ---------

                                                                   29,030                 24,368
                                                                ---------              ---------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                    130                    130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                           52,721                 52,721
  Additional paid-in capital                                      462,327                462,327
  Accumulated deficit                                             (46,426)               (52,062)
                                                                ---------              ---------

                                                                  468,752                463,116

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                (5,000)                (5,000)
     Common stock (33,105 shares)                                 (14,566)               (14,566)
                                                                ---------              ---------

           Net shareholders' equity                               449,186                443,550
                                                                ---------              ---------

                                                                $ 478,216              $ 467,918
                                                                =========              =========







See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                            JULY 31,                               JULY 31,
                                                    1997               1996                1997              1996
                                                -----------        -----------         -----------       -----------
Revenue, interest income                        $     5,354        $     1,056         $    10,418       $    10,434

General and administrative expenses                     818              8,522               2,394            16,484
                                                -----------        -----------         -----------       -----------

Income (loss) before provision
  for income taxes                                    4,536             (7,466)              8,024           (6,050)

Provision for personal holding
  company income taxes                                1,194               --                 2,388              --
                                                                   -----------         -----------       -----------

Net income (loss)                               $     3,342        ($    7,466)        $     5,636       ($    6,050)
                                                ===========        ===========         ===========       ===========

Net income (loss) per share,
  basic and diluted                             $      --          ($      .01)        $       .01       ($      .01)
                                                ===========        ===========         ===========       ===========

Weighted average number of
  outstanding shares for basic
  and diluted                                     1,021,314          1,021,314           1,021,314         1,021,314
                                                ===========        ===========         ===========       ===========







See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                  SIX MONTHS ENDED
                                                                                        JULY 31,
                                                                              1997                  1996
                                                                           ---------              ---------
                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                        $   5,636              ($  6,050)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Decrease in operating assets:
       Receivables                                                            15,480                   --
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                         --                   (8,478)
       Income taxes payable                                                    2,388                   --
                                                                           ---------              ---------

           Net cash provided by (used in) operating activities                23,504                (14,528)
                                                                           ---------              ---------


Cash flows from investing activities:
  Advances to/from shareholder, net                                           (5,702)               461,970
                                                                           ---------              ---------

           Net cash provided by (used in) investing activities                (5,702)               461,970
                                                                           ---------              ---------


Cash flows from financing activities:
  Advance from affiliates                                                      2,274                   --
                                                                           ---------              ---------

           Net cash provided by financing activities                           2,274                   --
                                                                           ---------              ---------


Net increase in cash and cash equivalents                                     20,076                447,442


Cash and cash equivalents at beginning of period                             444,201                  1,681
                                                                           ---------              ---------


Cash and cash equivalents at end of period                                 $ 464,277              $ 449,123
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

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------




1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1997 and the results of operations for the three-month and six-month periods ended July 31, 1997 and 1996 and cash flows for the six-month periods ended July 31, 1997 and 1996. The results of operations for the six-month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information for the periods ended July 31, 1997 included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of July 31, 1997 and the related condensed statements of operations for the three-month and six- month periods ended July 31, 1997 and cash flows for the six-month periods ended July 31, 1997. These financial statements are the responsibility of the Company's management.

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

The financial statements of Bala Cynwyd Corporation for the three-month and six-month periods ended July 31, 1996 were prepared by management and were not audited or reviewed by an independent accountant.




                                                   Certified Public Accountants


Bala Cynwyd, Pennsylvania
June 4, 2000

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




Results of Operations
---------------------

During the six months ended July 31, 1997, the Company earned interest of $10,418 as compared to $10,434 of interest earned in the six months ended July 31, 1996, a decrease of $16. During the six months ended July 31, 1997, the Company incurred general and administrative expenses of $2,394, a decrease of $14,090 as compared with the six months ended July 31, 1996 expenses of $16,484.




Liquidity and Capital Resources
-------------------------------

During the six months ended July 31, 1997, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of July 31, 1997, the Company had working capital of $449,186. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                         BALA CYNWYD CORPORATION



                                         /s/Albert M. Zlotnick
                                         -------------------------------------
                                         Albert M. Zlotnick, President and
                                           Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER           AMOUNT           ITEM DESCRIPTION
-----------           ------           ----------------


5-02(1)               $464,277        Cash and cash items
5-02(2)                      0        Marketable securities
5-02(3)(a)(1)                0        Notes and accounts receivable, trade
5-02(4)                      0        Allowances for doubtful accounts
5-02(6)                      0        Inventories
5-02(9)                478,216        Total current assets
5-02(13)                     0        Property, plant and equipment
5-02(14)                     0        Accumulated depreciation
5-02(18)               478,216        Total assets
5-02(21)                29,030        Total current liabilities
5-02(22)                     0        Bonds, mortgages and similar debt
5-02(28)                     0        Preferred stock, mandatory redemption
5-02(29)                   130        Preferred stock, no mandatory redemption
5-02(30)                52,721        Common stock
5-02(31)               396,335        Other shareholders' equity
5-02(32)               478,216        Total liabilities and shareholders' equity
5-03(b)1(a)                  0        Net sales of tangible products
5-03(b)1                10,418        Total revenues
5-03(b)2(a)                  0        Cost of tangible goods sold
5-03(b)2                     0        Total costs and expenses applicable to
                                        sales and revenues
5-03(b)3                 2,394        Other costs and expenses
5-03(b)5                     0        Provision for doubtful accounts and notes
5-03(b)(8)                   0        Interest and amortization of debt discount
5-03(b)(10)              8,024        Income before taxes and other items
5-03(b)(11)              2,388        Income tax expense
5-03(b)(14)              5,636        Income from continuing operations
5-03(b)(15)                  0        Discontinued operations
5-03(b)(17)                  0        Extraordinary items
5-03(b)(18)                  0        Cumulative effect, changes in
                                        accounting principles
5-03(b)(19)              5,636        Net income
5-03(b)(20)                .01        Earnings per share, basic
5-03(b)(20)                .01        Earnings per share, diluted