Form 10QSB
period 1997-10-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  October 31, 1997     Commission file number       0-5653
                   ------------------                           --------------



                             BALA CYNWYD CORPORATION
------------------------------------------------------------------------------


             NEW JERSEY                                        22-1436237
------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  301 CITY AVENUE                 BALA CYNWYD, PA                  19004
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                      ------------------------



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
                                                          Yes       X   No
                                                  -------        ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at October 31, 1997  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                OCTOBER 31, 1997
--------------------------------------------------------------------------------




                                      INDEX


Part I - Financial Information (unaudited):
            Condensed balance sheet as of
               October 31,1997 and January 31,1997                            2

            Condensed statement of operations
               for the three-month and nine-month periods ended
               October 31, 1997 and 1996                                      3

            Condensed statement of cash flows
               for the nine-month periods ended
               October 31, 1997 and 1996                                      4

            Notes to condensed financial statements                           5

            Report of independent accountants                                 6

            Management's discussion and analysis of the
               financial condition and results of operations                  7


Part II - Other Information

            Item 1.  Legal Proceedings                                        8
            Item 2.  Changes in Securities                                    8
            Item 3.  Defaults Upon Senior Securities                          8
            Item 4.  Submission of Matters to a Vote of Security Holders      8
            Item 5.  Other Information                                        8
            Item 6.  Exhibits and Reports of Form 8-K                         8

Signature                                                                     9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------





                                                               OCTOBER 31,         JANUARY 31,
                                                                  1997                1997
                                                               -----------         -----------


                                     ASSETS


Cash and cash equivalents                                       $468,554             $444,201
Receivables, litigation                                            1,294               16,129
Due from shareholder                                              13,561                7,588
                                                                --------             --------

                                                                $483,409             $467,918
                                                                ========              =======



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                            $   5,387             $  3,000
  Accrued expenses                                                16,250               16,250
  Income taxes payable                                             8,700                5,118
                                                               ---------             --------

                                                                  30,337               24,368
                                                               ---------             --------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                   130                  130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                          52,721               52,721
  Additional paid-in capital                                     462,327              462,327
  Accumulated deficit                                           ( 42,540)            ( 52,062)
                                                                --------             --------

                                                                 472,638              463,116

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                             (  5,000)            (  5,000)
     Common stock (33,105 shares)                               ( 14,566)            ( 14,566)
                                                                --------             --------

           Net shareholders' equity                              453,072              443,550
                                                                --------             --------

                                                                $483,409             $467,918
                                                                ========             ========





See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------



                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  OCTOBER 31,                OCTOBER 31,
                                             1997           1996          1997           1996
                                         -----------    -----------   -----------    -----------

Revenue, interest income                 $     5,519   $    25,427    $    15,937    $    35,861

General and administrative expenses              439        27,349          2,833         43,833
                                         -----------    -----------   -----------    -----------

Income (loss) before provision
  for income taxes                             5,080   (     1,922)        13,104    (     7,972)

Provision for personal holding
  company income taxes                         1,194          --            3,582          --
                                                        -----------   -----------    -----------

Net income (loss)                        $     3,886   ($    1,922)   $     9,522    ($    7,972)
                                         ===========    ===========   ===========    ===========

Net income (loss) per share,
  basic and diluted                      $       .00    ($     .00)   $       .01    ($      .01)
                                         ===========    ===========   ===========    ===========

Weighted average number of
  outstanding shares for basic
  and diluted                              1,021,314     1,021,314      1,021,314      1,021,314
                                         ===========    ===========   ===========    ===========




















See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------






                                                                               NINE MONTHS ENDED
                                                                                   OCTOBER 31,
                                                                             1997              1996
                                                                           --------          --------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                       $   9,522        ($   7,972)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Decrease in operating assets:
       Receivables                                                           14,835             -
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                       -            (   13,828)
       Income taxes payable                                                   3,582             -
                                                                          ---------        ----------

           Net cash provided by (used in) operating activities               27,939        (   21,800)
                                                                           --------        ----------


Cash flows from investing activities:
  Advances to/from shareholder, net                                       (   5,973)          455,170
                                                                           --------        ----------

           Net cash provided by (used in) investing activities            (   5,973)          455,170
                                                                           --------        ----------


Cash flows from financing activities:
  Advance from affiliate                                                      2,387              -
                                                                           --------        ----------

           Net cash provided by financing activities                          2,387              -
                                                                           --------        ----------


Net increase in cash and cash equivalents                                    24,353           433,370


Cash and cash equivalents at beginning of period                            444,201             1,681
                                                                           --------        ----------


Cash and cash equivalents at end of period                                 $468,554        $  435,051
                                                                           ========        ==========









See accompanying notes to condensed financial statements.

                            BALA CYNWYD CORPORATION

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1997 and the results of operations for the three-month and nine-month periods ended October 31, 1997 and 1996 and cash flows for the nine-month periods ended October 31, 1997 and 1996. The results of operations for the nine-month period ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information for the periods ended October 31, 1997 included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of October 31, 1997 and the related condensed statements of operations for the three-month and nine-month periods ended October 31, 1997 and cash flows for the nine-month periods ended October 31, 1997. These financial statements are the responsibility of the Company's management.

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

The financial statements of Bala Cynwyd Corporation for the three-month and nine-month periods ended October 31, 1996 were prepared by management and were not audited or reviewed by an independent accountant.




                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
June 16, 2000

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



Results of Operations

During the nine months ended October 31, 1997, the Company earned interest of $15,937 as compared to $35,861 of interest earned in the nine months ended October 31, 1996, a decrease of $19,924. During the nine months ended October 31, 1997, the Company incurred general and administrative expenses of $2,833, a decrease of $41,000 as compared with the nine months ended October 31, 1996 expenses of $43,833 due to a decrease in professional fees.



Liquidity and Capital Resources

During the nine months ended October 31, 1997, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of October 31, 1997, the Company had working capital of $453,072. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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



                                           /s/Albert M. Zlotnick
                                           -------------------------------------
                                           Albert M. Zlotnick, President and
                                             Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 1997 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER           AMOUNT         ITEM DESCRIPTION
-----------           ------         ----------------


5-02(1)             $  468,554       Cash and cash items
5-02(2)                      0       Marketable securities
5-02(3)(a)(1)                0       Notes and accounts receivable, trade
5-02(4)                      0       Allowances for doubtful accounts
5-02(6)                      0       Inventories
5-02(9)                483,409       Total current assets
5-02(13)                     0       Property, plant and equipment
5-02(14)                     0       Accumulated depreciation
5-02(18)               483,409       Total assets
5-02(21)                30,337       Total current liabilities
5-02(22)                     0       Bonds, mortgages and similar debt
5-02(28)                     0       Preferred stock, mandatory redemption
5-02(29)                   130       Preferred stock, no mandatory redemption
5-02(30)                52,721       Common stock
5-02(31)               400,221       Other shareholders' equity
5-02(32)               483,409       Total liabilities and shareholders' equity
5-03(b)1(a)                  0       Net sales of tangible products
5-03(b)1                15,937       Total revenues
5-03(b)2(a)                  0       Cost of tangible goods sold
5-03(b)2                     0       Total costs and expenses applicable to
                                       sales and revenues
5-03(b)3                 2,833       Other costs and expenses
5-03(b)5                     0       Provision for doubtful accounts and notes
5-03(b)(8)                   0       Interest and amortization of debt discount
5-03(b)(10)             13,104       Income before taxes and other items
5-03(b)(11)              3,582       Income tax expense
5-03(b)(14)              9,522       Income from continuing operations
5-03(b)(15)                  0       Discontinued operations
5-03(b)(17)                  0       Extraordinary items
5-03(b)(18)                  0       Cumulative effect, changes in
                                       accounting principles
5-03(b)(19)              9,522       Net income
5-03(b)(20)                .01       Earnings per share, basic
5-03(b)(20)                .01       Earnings per share, diluted