Form 10KSB
period 1998-01-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   -----------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the year ended January 31, 1998

                          Commission File Number 0-5653

                             BALA CYNWYD CORPORATION
             (Exact name of registrant as specified in its charter)

                                 ---------------


        New Jersey                                        22-1436237
        ----------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

301 City Avenue, Bala Cynwyd, PA                            19004
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (610) 667-8225

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $21,656.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the average bid and asked prices of such stock as of September 16, 1991, the last date on which price information was available from the National Quotation Bureau, Inc., was $116,728. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive and does not constitute an admission of affiliate status.

As of August 18, 2000, there were issued and outstanding 1,021,314 shares of the registrant's Common Stock, par value $.05 per share.

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


ITEM 2 - PROPERTY
-----------------

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the years ended January 31, 1998 and 1997.


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

         As of August 18, 2000, the Company's common stock, $.05 par value, was held of record by approximately 650 record holders.

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

General
-------

           The Company presently has suspended all operations except for necessary administrative matters and has ceased to be an operating company. As such, for the years ended January 31, 1998 and 1997, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

         The Company had a decrease in net income of $220 for the year ended January 31, 1998 compared to the year ended January 31, 1997 due to lower yields on its investments. The decrease in general and administrative expenses of $84,844 for the year ended January 31, 1998 compared to the year ended January 31, 1997 was primarily due to a decrease in management fee and professional fee expenses, resulting in net income of $7,284 for the year ended January 31, 1998 compared with $7,504 for the year ended January 31, 1997.


Liquidity and Capital Resources
-------------------------------

           During the year ended January 31, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income. As of January 31, 1998, the Company had working capital of $450,834. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.


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


ITEM  7 - FINANCIAL STATEMENTS
------------------------------

         The Financial Statements of Bala Cynwyd Corporation for the years ended January 31, 1998 and 1997 are included as part of this report following the signature page of this report:

         Cover page                                                F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                               F-3
         Balance sheet                                             F-4
         Statement of operations                                   F-5
         Statement of shareholders' equity                         F-6
         Statement of cash flows                                   F-7
         Notes to financial statements for the
           years ended January 31, 1998 and 1997              F-8, F-9 & F-10


ITEM 8 - DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.




                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------

         The executive officers and directors of the Company are as follows:

         Name           Age                    Position
         ----           ---                    --------

Albert M. Zlotnick      75      Chairman, President and Chief Executive Officer
Robert Zlotnick         35      None

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

         Robert Zlotnick is a psychologist and is the son of Albert M. Zlotnick. He has served as a director since April, 1983.

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


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

         No Executive Officer received in excess of $100,000 cash compensation during the year ended January 31, 1998.

         The following information is furnished for the Company's Chief Executive Officer (see Note 5 to financial statements).

                           Summary Compensation Table

                                         Years ended              Total
Name and Principal Position              January 31,          Compensation
---------------------------              -----------          ------------

Albert M. Zlotnick,                         1998                 $   -
  Chief Executive Officer                   1997                  57,500
  Chairman and President                    1996                  36,000


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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of August 25, 2000 by (i) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

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

         The Company has made advances which bear interest at the prime rate to Albert M. Zlotnick, president of the Company. The balance of advances, net of repayments, was $11,768 at January 31, 1998 and $7,588 at January 31, 1997.


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


Exhibit No.                         Description
-----------                         -----------

    3A            Articles of Incorporation of Registrant              I/B/R
    3B            By - Laws of Registrant                              I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended January 31, 1998.

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



                                    BALA CYNWYD CORPORATION



                                    By: /s/Albert M. Zlotnick
                                        ---------------------------------------
                                        ALBERT M. ZLOTNICK, Chairman
                                        and Chief Executive Officer
                                        Dated: August 25, 2000


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



                             BALA CYNWYD CORPORATION
                             =======================


                              FINANCIAL STATEMENTS
                              ====================


                               FOR THE YEARS ENDED
                            JANUARY 31, 1998 AND 1997
                            =========================

                             BALA CYNWYD CORPORATION
                             =======================

                                TABLE OF CONTENTS
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------





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

Independent Auditor's Report                                          F-3

Financial Statements:
   Balance sheet                                                      F-4
   Operations                                                         F-5
   Shareholders' equity                                               F-6
   Cash flows                                                         F-7
   Notes to financial statements                                  F-8 to F-10

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Bala Cynwyd Corporation as of January 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bala Cynwyd Corporation as of January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                    Certified Public Accountants


Bala Cynwyd, PA
January 11, 2000

                             BALA CYNWYD CORPORATION
                             =======================

                                  BALANCE SHEET
--------------------------------------------------------------------------------



                                                             JANUARY 31,
                                                        1998            1997
                                                      --------        --------

                                     ASSETS


Cash and cash equivalents                             $467,350        $444,201
Receivables, litigation                                  1,294          16,129
Due from shareholder                                    11,768           7,588
                                                      --------        --------

                                                      $480,412        $467,918
                                                      ========        ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Due to affiliate                                   $  3,436        $  3,000
   Accrued expenses                                     16,250          16,250
   Income taxes payable                                  9,892           5,118
                                                      --------        --------

                                                        29,578          24,368
                                                      --------        --------


Shareholders' equity:
   Preferred stock, cumulative convertible,
     $.05 par value; 500,000 shares authorized,
     2,600 shares issued                                   130             130
   Common stock, $.05 par value; 2,000,000
     shares authorized, 1,054,419 shares issued         52,721          52,721
   Additional paid-in capital                          462,327         462,327
   Accumulated deficit                               (  44,778)      (  52,062)
                                                      --------        --------
                                                       470,400         463,116
   Less treasury stock, at cost:
     Preferred stock, 2,600 shares                   (   5,000)      (   5,000)
     Common stock, 33,105 shares                     (  14,566)      (  14,566)
                                                      --------        --------

           Net shareholders' equity                    450,834         443,550
                                                      --------        --------

                                                      $480,412        $467,918
                                                      ========        ========














The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------



                                                               YEAR ENDED
                                                              JANUARY 31,
                                                       1998             1997
                                                      -------         --------

Revenue:
   Interest income                                    $21,656         $  19,214
   Other                                                  -              89,031
                                                      -------         ---------

           Total revenue                               21,656           108,245


General and administrative expenses                     9,597            94,441
                                                      -------         ---------


Income before provision for income taxes               12,059            13,804


Provision for personal holding company income taxes     4,775             6,300
                                                      -------         ---------


Net income                                            $ 7,284         $   7,504
                                                      =======         =========


Net income per share, basic and diluted               $   .01         $     .01
                                                      =======         =========











The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                                                            TREASURY STOCK
                                                                     ADDITIONAL                        ------------------------
                                        PREFERRED       COMMON         PAID-IN       ACCUMULATED        PREFERRED      COMMON
                                          STOCK          STOCK         CAPITAL         DEFICIT            STOCK         STOCK
                                      -------------    ---------    ------------- -----------------    -----------    ---------


Balance, January 31, 1996                  $130         $52,721       $462,327         ($59,566)        ($5,000)       ($14,566)


Net income for year ended
  January 31, 1997                                                                        7,504
                                           ----         -------       --------         --------         -------        --------


Balance, January 31, 1997                   130          52,721        462,327        (  52,062)       (  5,000)      (  14,566)


Net income for year ended
  January 31, 1998                                                                        7,284
                                           ----         -------       --------         --------         -------        --------


Balance, January 31, 1998                  $130         $52,721       $462,327         ($44,778)        ($5,000)       ($14,566)
                                           ====         =======       ========         ========         =======        ========















The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                            STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------




                                                                                         YEAR ENDED
                                                                                        JANUARY 31,
                                                                                  1998              1997
                                                                                --------          --------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                                   $  7,284         $   7,504
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Interest accrued on due to affiliate                                            436             -
     (Increase) decrease in operating assets:
       Receivables                                                                14,835         (  11,209)
       Prepaid taxes                                                               -                 1,182
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                            -             (   3,492)
       Income taxes payable                                                        4,774             5,118
                                                                                --------          --------

           Net cash provided by (used in) operating activities                    27,329         (     897)
                                                                                --------          --------

Cash flows from investing activities:
   Advances to/from shareholder, net                                            (  4,180)          443,417
                                                                                --------          --------

           Net cash provided by (used in) investing activities                  (  4,180)          443,417
                                                                                --------          --------


Net increase in cash and cash equivalents                                         23,149           442,520


Cash and cash equivalents at beginning of year                                   444,201             1,681
                                                                                --------          --------


Cash and cash equivalents at end of year                                        $467,350          $444,201
                                                                                ========          ========


















The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------








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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of January 31, 1998, because of the short maturity of these financial instruments.

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

                             BALA CYNWYD CORPORATION
                             =======================

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------



2.       Note Receivable
         ---------------

         On October 30, 1991, the Company agreed to extend credit facilities up to an initial principle amount of $350,000 to Antiquities of Nevada, Inc. ("Antiquities"), and on January 29, 1992 entered into an amendment increasing the maximum credit availability by $150,000 through June 15, 1992. On May 15, 1992, the loan agreement was amended, whereby the principle amount of $431,724 due as of that date was to be repaid in installments from June to August, 1992, with the balance of principle, accrued interest and related costs due September 1, 1992. The note bears interest at 10% per annum and is collateralized by all of the assets of Antiquities, along with the guarantees of the stockholders.

         On September 1, 1992, Antiquities defaulted on its obligations under the loan agreement, and filed under Chapter 11 of the Federal Bankruptcy Code on September 14, 1992. Under court order, Antiquities was required to pay the Company $10,000 per month towards this obligation plus interest of $3,000 per month, pending the filing and confirmation of a plan of reorganization. On February 24, 1993, the plan of reorganization was confirmed by the Court. The plan required monthly payments of principle of $10,000 to July, 1993, $15,000 to June, 1994 and $20,000 to November, 1994, plus interest payable monthly at 10% per annum. Through July, 1993, the principle payments were received. Subsequent to that point in time, monthly principle payments in amounts less than the required amounts were received.

         Through January 31, 1996, the Company had incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the notes, which, pursuant to the loan agreement, is reimbursable to the Company by Antiquities of which approximately $90,000 was collected. The Bankruptcy Court had ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceedings. The Company provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has made payments in accordance with the loan agreement which were $14,835 and $89,031 for the years ended January 31, 1998 and 1997, respectively, in excess of the Company's allowance.


3.       Due from Shareholder
         --------------------

         The amounts due from shareholder bear interest at the prime rate of 8.5% and 8.25% at January 31, 1998 and 1997, respectively, with no specific repayment terms. Interest income relating to the advance was $1,084 and $10,435 for the years ended January 31, 1998 and 1997, respectively.


4.       Due to Affiliate
         ----------------

         The amount due to affiliate bears interest at the prime rate of 8.5% and 8.25% at January 31, 1998 and 1997, respectively, with no specific repayment terms. Interest expense relating to this advance was $431 and $248 for the years ended January 31, 1998 and 1997, respectively.

                             BALA CYNWYD CORPORATION
                             =======================

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE YEARS ENDED JANUARY 31, 1998 AND 1997
--------------------------------------------------------------------------------






5.       Management Fees
         ---------------

         The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $57,500 are included in general and administrative expenses for the year ended January 31, 1997. There were no management fees for the year ended January 31, 1998.


6.       Income Taxes
         ------------

         The Company is classified as a personal holding company for federal income tax purposes for each of the periods presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At January 31, 1998, the Company had net operating loss carryforwards of approximately $27,000 which will expire in years 2008 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

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

                             BALA CYNWYD CORPORATION
                             =======================

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE YEARS ENDED JANUARY 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER          AMOUNT          ITEM DESCRIPTION
-----------          ------          ----------------


5-02(1)              $467,350        Cash and cash items
5-02(2)                     0        Marketable securities
5-02(3)(a)(1)               0        Notes and accounts receivable, trade
5-02(4)                     0        Allowances for doubtful accounts
5-02(6)                     0        Inventories
5-02(9)               480,412        Total current assets
5-02(13)                    0        Property, plant and equipment
5-02(14)                    0        Accumulated depreciation
5-02(18)              480,412        Total assets
5-02(21)               29,578        Total current liabilities
5-02(22)                    0        Bonds, mortgages and similar debt
5-02(28)                    0        Preferred stock, mandatory redemption
5-02(29)                  130        Preferred stock, no mandatory redemption
5-02(30)               52,721        Common stock
5-02(31)              397,983        Other stockholders' equity
5-02(32)              480,412        Total liabilities and stockholders' equity
5-03(b)1(a)                 0        Net sales of tangible products
5-03(b)1               21,656        Total revenues
5-03(b)2(a)                 0        Cost of tangible goods sold
5-03(b)2                    0        Total costs and expenses applicable to
                                       sales and revenues
5-03(b)3                9,597        Other costs and expenses
5-03(b)5                    0        Provision for doubtful accounts and notes
5-03(b)(8)                  0        Interest and amortization of debt discount
5-03(b)(10)            12,059        Income before taxes and other items
5-03(b)(11)             4,775        Income tax expense
5-03(b)(14)             7,284        Income from continuing operations
5-03(b)(15)                 0        Discontinued operations
5-03(b)(17)                 0        Extraordinary items
5-03(b)(18)                 0        Cumulative effect, changes in
                                       accounting principles
5-03(b)(19)             7,284        Net income
5-03(b)(20)               .01        Earnings per share, basic
5-03(b)(20)               .01        Earnings per share, diluted