Form 10QSB
period 1998-04-30
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  April 30, 1998 Commission file number  0-5653
                   --------------                        -------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                       22-1436237
--------------------------------------------------------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)


  301 CITY AVENUE                           BALA CYNWYD, PA            19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                            ------------


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


                                                           Yes      No  X
                                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       ---------------------------------
OUTSTANDING at April 30, 1998  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 APRIL 30, 1998
--------------------------------------------------------------------------------

                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 April 30,1998 and January 31,1998                           2

              Condensed statement of operations
                 for the three-month periods ended
                 April 30, 1998 and 1997                                     3

              Condensed statement of cash flows
                 for the three-month periods ended
                 April 30, 1998 and 1997                                     4

              Notes to condensed financial statements                        5

              Report of independent accountants                              6

              Management's discussion and analysis of the
                 financial condition and results of operations               7


Part II - Other Information

              Item 1.  Legal Proceedings                                     8
              Item 2.  Changes in Securities                                 8
              Item 3.  Defaults Upon Senior Securities                       8
              Item 4.  Submission of Matters to a Vote of Security Holders   8
              Item 5.  Other Information                                     8
              Item 6.  Exhibits and Reports of Form 8-K                      8

Signature                                                                    9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                 APRIL 30,            JANUARY 31,
                                                                   1998                  1998
                                                                ---------              ---------


                                        ASSETS

Cash and cash equivalents                                       $ 471,974              $ 467,350
Receivables, litigation                                             1,294                  1,294
Due from shareholder                                               11,768                 11,768
                                                                ---------              ---------

                                                                $ 485,036              $ 480,412
                                                                =========              =========



                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                             $   3,542              $   3,436
  Accrued expenses                                                 16,250                 16,250
  Income taxes payable                                             10,267                  9,892
                                                                ---------              ---------

                                                                   30,059                 29,578
                                                                ---------              ---------

Shareholders' equity:
  Preferred stock, cumulative convertible, $,05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                    130                    130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                           52,721                 52,721
  Additional paid-in capital                                      462,327                462,327
  Accumulated deficit                                             (40,635)               (44,778)
                                                                ---------              ---------

                                                                  474,543                470,400

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                (5,000)                (5,000)
     Common stock (33,105 shares)                                 (14,566)               (14,566)
                                                                ---------              ---------

           Total shareholders' equity                             454,977                450,834
                                                                ---------              ---------

                                                                $ 485,036              $ 480,412
                                                                =========              =========





See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                         THREE MONTHS ENDED
                                                                               APRIL 30,
                                                                   1998                   1997
                                                                ----------             ----------

Revenue, interest income                                        $    5,374             $    5,064


General and administrative expenses                                    856                  1,576
                                                                ----------             ----------


Income before provision for income taxes                             4,518                  3,488


Provision for personal holding company income taxes                    375                  1,194
                                                                ----------             ----------


Net income                                                      $    4,143             $    2,294
                                                                ==========             ==========


Net income per share, basic and diluted                         $     --               $     --
                                                                ==========             ==========


Weighted average number of outstanding
  shares for basic and diluted                                   1,021,314              1,021,314
                                                                ==========             ==========







See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                  THREE MONTHS ENDED
                                                                                       APRIL 30,
                                                                              1998                  1997
                                                                           ---------             ---------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                               $   4,143             $   2,294
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Decrease in operating assets:
       Receivables                                                              --                  10,320
     Increase in operating liabilities:
       Income taxes payable                                                      375                 1,194
                                                                           ---------             ---------

           Net cash provided by operating activities                           4,518                13,808
                                                                           ---------             ---------


Cash flows from investing activities:
  Advances to/from shareholder/affiliates, net                                   106                (3,975)
                                                                           ---------             ---------

           Net cash provided by (used in) investing activities                   106                (3,975)
                                                                           ---------             ---------


Net increase in cash and cash equivalents                                      4,624                 9,833


Cash and cash equivalents at beginning of period                             467,350               444,201
                                                                           ---------             ---------


Cash and cash equivalents at end of period                                 $ 471,974             $ 454,034
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

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------




1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1998 and the results of operations and cash flows for the three-month periods ended April 30, 1998 and 1997. The results of operations for the three-month period ended April 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of April 30, 1998 and the related condensed statements of operations and cash flows for the three- month periods ended April 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1998 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 11, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1998 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






                                                   Certified Public Accountants


Bala Cynwyd, Pennsylvania
June 26, 2000

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



Results of Operations

During the three months ended April 30, 1998, the Company earned interest of $5,374 as compared to $5,064 of interest earned in the three months ended April 30, 1997, an increase of $310. During the three months ended April 30, 1998, the Company incurred general and administrative expenses of $856, a decrease of $720 as compared with the three months ended April 30, 1997 expenses of $1,576.



Liquidity and Capital Resources

During the three months ended April 30, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of April 30, 1998, the Company had working capital of $454,977. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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



                                               /s/Albert M. Zlotnick
                                               ---------------------------------
                                               Albert M. Zlotnick, President and
                                               Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER           AMOUNT          ITEM DESCRIPTION
-----------           ------          ----------------


5-02(1)             $471,974       Cash and cash items
5-02(2)                    0       Marketable securities
5-02(3)(a)(1)              0       Notes and accounts receivable, trade
5-02(4)                    0       Allowances for doubtful accounts
5-02(6)                    0       Inventories
5-02(9)              485,036       Total current assets
5-02(13)                   0       Property, plant and equipment
5-02(14)                   0       Accumulated depreciation
5-02(18)             485,036       Total assets
5-02(21)              30,059       Total current liabilities
5-02(22)                   0       Bonds, mortgages and similar debt
5-02(28)                   0       Preferred stock, mandatory redemption
5-02(29)                 130       Preferred stock, no mandatory redemption
5-02(30)              52,721       Common stock
5-02(31)             402,126       Other shareholders' equity
5-02(32)             485,036       Total liabilities and shareholders' equity
5-03(b)1(a)                0       Net sales of tangible products
5-03(b)1               5,374       Total revenues
5-03(b)2(a)                0       Cost of tangible goods sold
5-03(b)2                   0       Total costs and expenses applicable to
                                     sales and revenues
5-03(b)3                 856       Other costs and expenses
5-03(b)5                   0       Provision for doubtful accounts and notes
5-03(b)(8)                 0       Interest and amortization of debt discount
5-03(b)(10)            4,518       Income before taxes and other items
5-03(b)(11)              375       Income tax expense
5-03(b)(14)            4,143       Income from continuing operations
5-03(b)(15)                0       Discontinued operations
5-03(b)(17)                0       Extraordinary items
5-03(b)(18)                0       Cumulative effect, changes in
                                     accounting principles
5-03(b)(19)            4,143       Net income
5-03(b)(20)                0       Earnings per share, basic
5-03(b)(20)                0       Earnings per share, diluted