Form 10QSB
period 1998-07-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  July 31, 1998     Commission file number      0-5653
                   --------------                               --------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                      22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


     301 CITY AVENUE BALA CYNWYD, PA                            19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code          610-667-8225
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

                      Yes            No   X
                         -------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at July 31, 1998  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JULY 31, 1998
--------------------------------------------------------------------------------









                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 July 31,1998 and January 31,1998                              2

              Condensed statement of operations
                 for the three-month and six-month periods ended
                 July 31, 1998 and 1997                                        3

              Condensed statement of cash flows
                 for the six-month periods ended
                 July 31, 1998 and 1997                                        4

              Notes to condensed financial statements                          5

              Report of independent accountants                                6

              Management's discussion and analysis of the
                 financial condition and results of operations                 7


Part II - Other Information

              Item 1.  Legal Proceedings                                       8
              Item 2.  Changes in Securities                                   8
              Item 3.  Defaults Upon Senior Securities                         8
              Item 4.  Submission of Matters to a Vote of Security Holders     8
              Item 5.  Other Information                                       8
              Item 6.  Exhibits and Reports of Form 8-K                        8

Signature                                                                      9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                JULY 31,         JANUARY 31,
                                                                                 1998                1998
                                                                               ---------         -----------


                                     ASSETS


Cash and cash equivalents                                                      $468,139             $467,350
Receivables, litigation                                                           1,294                1,294
Due from shareholder                                                             11,768               11,768
                                                                               --------             --------

                                                                               $481,201             $480,412
                                                                               ========             ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                                           $   3,648            $   3,436
  Accrued expenses                                                               13,400               16,250
  Income taxes payable                                                            5,624                9,892
                                                                               --------            ---------

                                                                                 22,672               29,578
                                                                               --------            ---------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                                  130                  130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                         52,721               52,721
  Additional paid-in capital                                                    462,327              462,327
  Accumulated deficit                                                           (37,083)             (44,778)
                                                                               --------             --------

                                                                                478,095              470,400

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                             ( 5,000)             ( 5,000)
     Common stock (33,105 shares)                                               (14,566)             (14,566)
                                                                               --------             --------

           Net shareholders' equity                                             458,529              450,834
                                                                               --------             --------

                                                                               $481,201             $480,412
                                                                               ========             ========

           See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JULY 31,                      JULY 31,
                                           1998             1997          1998          1997
                                         --------         --------      --------      --------

Revenue, interest income                  $ 5,375         $ 5,354        $10,749      $ 10,418

General and administrative expenses         1,448             818          2,304         2,394
                                        ---------       ---------      ---------     ----------

Income before provision
  for income taxes                          3,927           4,536          8,445         8,024

Provision for personal holding
  company income taxes                        375           1,194            750         2,388
                                        ---------       ---------      ---------     ----------

Net income                                $ 3,552         $ 3,342      $   7,695     $   5,636
                                        =========       =========      =========      =========

Net income per share,
  basic and diluted                          $ -             $ -            $.01          $.01
                                            =====            ====           ====          ====

Weighted average number of
  outstanding shares for basic
  and diluted                           1,021,314       1,021,314      1,021,314     1,021,314
                                        =========       =========      =========     =========







           See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                         JULY 31,
                                                                                  1998              1997
                                                                                --------          --------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                                   $   7,695         $   5,636
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Decrease in operating assets:
       Receivables                                                                   -              15,480
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                          (2,850)               -
       Income taxes payable                                                      (4,268)             2,388
                                                                                --------          --------

           Net cash provided by operating activities                                 577            23,504
                                                                                --------          --------


Cash flows from investing activities:
  Advances to/from shareholder, net                                                  212           ( 3,428)
                                                                                --------          --------

           Net cash provided by (used in) investing activities                       212           ( 3,428)
                                                                                --------          --------


Net increase in cash and cash equivalents                                            789            20,076


Cash and cash equivalents at beginning of period                                 467,350           444,201
                                                                                --------          --------


Cash and cash equivalents at end of period                                      $468,139          $464,277
                                                                                ========          ========




           See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1998 and the results of operations for the three-month and six-month periods ended July 31, 1998 and 1997 and cash flows for the six-month periods ended July 31, 1998 and 1997. The results of operations for the six-month period ended July 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of July 31, 1998 and the related condensed statements of operations for the three-month and six- month periods ended July 31, 1998 and 1997 and cash flows for the six-month periods ended July 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Bala Cynwyd, Pennsylvania
June 27, 2000

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


Results of Operations
---------------------

During the six months ended July 31, 1998, the Company earned interest of $10,749 as compared to $10,418 of interest earned in the six months ended July 31, 1997, an increase of $331. During the six months ended July 31, 1998, the Company incurred general and administrative expenses of $2,304, a decrease of $90 as compared with the six months ended July 31, 1997 expenses of $2,394.

Liquidity and Capital Resources
-------------------------------

During the six months ended July 31, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of July 31, 1998, the Company had working capital of $458,529. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                          BALA CYNWYD CORPORATION



                                          /s/Albert M. Zlotnick
                                          ----------------------------------
                                          Albert M. Zlotnick, President and
                                          Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER           AMOUNT         ITEM DESCRIPTION
-----------           ------         ----------------


5-02(1)            $ 468,139         Cash and cash items
5-02(2)                    0         Marketable securities
5-02(3)(a)(1)              0         Notes and accounts receivable, trade
5-02(4)                    0         Allowances for doubtful accounts
5-02(6)                    0         Inventories
5-02(9)              481,201         Total current assets
5-02(13)                   0         Property, plant and equipment
5-02(14)                   0         Accumulated depreciation
5-02(18)             481,201         Total assets
5-02(21)              22,672         Total current liabilities
5-02(22)                   0         Bonds, mortgages and similar debt
5-02(28)                   0         Preferred stock, mandatory redemption
5-02(29)                 130         Preferred stock, no mandatory redemption
5-02(30)              52,721         Common stock
5-02(31)             405,678         Other shareholders' equity
5-02(32)             481,201         Total liabilities and shareholders' equity
5-03(b)1(a)                0         Net sales of tangible products
5-03(b)1              10,749         Total revenues
5-03(b)2(a)                0         Cost of tangible goods sold
5-03(b)2                   0         Total costs and expenses applicable to
                                       sales and revenues
5-03(b)3               2,304         Other costs and expenses
5-03(b)5                   0         Provision for doubtful accounts and notes
5-03(b)(8)                 0         Interest and amortization of debt discount
5-03(b)(10)            8,445         Income before taxes and other items
5-03(b)(11)              750         Income tax expense
5-03(b)(14)            7,695         Income from continuing operations
5-03(b)(15)                0         Discontinued operations
5-03(b)(17)                0         Extraordinary items
5-03(b)(18)                0         Cumulative effect, changes in
                                       accounting principles
5-03(b)(19)            7,695         Net income
5-03(b)(20)              .01         Earnings per share, basic
5-03(b)(20)              .01         Earnings per share, diluted