Form 10QSB
period 1998-10-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended October 31, 1998 Commission file number 0-5653
                  ----------------                        ------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                           22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


  301 CITY AVENUE                         BALA CYNWYD, PA           19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code 610-667-8225
                                                   ------------



_______________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                                ___Yes  _X_   No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at October 31, 1998  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                OCTOBER 31, 1998
--------------------------------------------------------------------------------




                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 October 31,1998 and January 31,1998                           2

              Condensed statement of operations
                 for the three-month and nine-month periods ended
                 October 31, 1998 and 1997                                     3

              Condensed statement of cash flows
                 for the nine-month periods ended
                 October 31, 1998 and 1997                                     4

              Notes to condensed financial statements                          5

              Report of independent accountants                                6

              Management's discussion and analysis of the
                 financial condition and results of operations                 7


Part II - Other Information

              Item 1.  Legal Proceedings                                       8
              Item 2.  Changes in Securities                                   8
              Item 3.  Defaults Upon Senior Securities                         8
              Item 4.  Submission of Matters to a Vote of Security Holders     8
              Item 5.  Other Information                                       8
              Item 6.  Exhibits and Reports of Form 8-K                        8

Signature                                                                      9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                              OCTOBER 31,         JANUARY 31,
                                                                                 1998                1998
                                                                              -----------         -----------
                                     ASSETS


Cash and cash equivalents                                                      $472,939             $467,350
Receivables, litigation                                                           1,294                1,294
Due from shareholder                                                             11,768               11,768
                                                                               --------             --------

                                                                               $486,001             $480,412
                                                                               ========             ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliates                                                            $  3,755             $  3,436
  Accrued expenses                                                               13,400               16,250
  Income taxes payable                                                            5,999                9,892
                                                                               --------             --------

                                                                                 23,154               29,578
                                                                               --------             --------

Preferred stock, cumulative convertible, $.05 par
  value; 500,000 shares authorized, 2,600
  shares issued                                                                     130                  130
Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                         52,721               52,721
  Additional paid-in capital                                                    462,327              462,327
  Accumulated deficit                                                           (32,765)             (44,778)
                                                                               --------             --------

                                                                                482,413              470,400

Less treasury stock, at cost:
  Preferred stock (2,600 shares)                                                 (5,000)              (5,000)
  Common stock (33,105 shares)                                                  (14,566)             (14,566)
                                                                               --------             --------

           Net shareholders' equity                                             462,847              450,834
                                                                                -------             --------

                                                                               $486,001             $480,412
                                                                               ========             ========







See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------










                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       OCTOBER 31,                         OCTOBER 31,
                                               1998                  1997             1998             1997
                                           ------------         -------------      ------------   --------------
Revenue, interest income                   $      5,415         $       5,519      $     16,164   $     15,937

General and administrative expenses                 722                   439             3,026          2,833
                                           ------------         -------------      ------------   ------------

Income before provision
  for income taxes                                4,693                 5,080            13,138         13,104

Provision for personal holding
  company income taxes                              375                 1,194             1,125          3,582
                                           ------------         -------------      ------------   ------------

Net income                                 $      4,318         $       3,886      $     12,013   $      9,522
                                           ============         =============      ============   ============

Net income per share,
  basic and diluted                                $.00                  $.00              $.01           $.01
                                                   ====                  ====               ===           ====

Weighted average number of
  outstanding shares for basic
  and diluted                                 1,021,314             1,021,314         1,021,314      1,021,314
                                              =========             =========         =========      =========








See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------




                                                                                     NINE MONTHS ENDED
                                                                                        OCTOBER 31,
                                                                                  1998              1997
                                                                                --------          --------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                                    $ 12,013          $  9,522
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Decrease in operating assets:
       Rceivables                                                                     -             14,835
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                           (2,850)                -
       Income taxes payable                                                       (3,893)            3,582
                                                                                --------          --------

           Net cash provided by operating activities                               5,270            27,939
                                                                                --------          --------


Cash flows from investing activities:
  Advances to/from shareholder, net                                                 319             (3,586)
                                                                                ----------        --------

           Net cash provided by investing activities                                319             (3,586)
                                                                                ----------        --------


Net increase in cash and cash equivalents                                          5,589            24,353


Cash and cash equivalents at beginning of period                                 467,350           444,201
                                                                                --------          --------


Cash and cash equivalents at end of period                                      $472,939          $468,554
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

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1998 and the results of operations for the three-month and nine-month periods ended October 31, 1998 and 1997 and cash flows for the nine-month periods ended October 31, 1998 and 1997. The results of operations for the nine-month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of October 31, 1998 and the related condensed statements of operations for the three-month and nine-month periods ended October 31, 1998 and 1997 and cash flows for the nine-month periods ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Bala Cynwyd, Pennsylvania
June 30, 2000

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



Results of Operations

During the nine months ended October 31, 1998, the Company earned interest of $16,164 as compared to $15,937 of interest earned in the nine months ended October 31, 1997, an increase of $227. During the nine months ended October 31, 1998, the Company incurred general and administrative expenses of $3,026, an increase of $193 as compared with the nine months ended October 31, 1997 expenses of $2,833.



Liquidity and Capital Resources

During the nine months ended October 31, 1998, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of October 31, 1998, the Company had working capital of $462,847. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                               BALA CYNWYD CORPORATION



                                               /s/ Albert M. Zlotnick
                                               ---------------------------------
                                               Albert M. Zlotnick, President and
                                               Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER        AMOUNT          ITEM DESCRIPTION
-----------        ------          ----------------


5-02(1)            $  472,939      Cash and cash items
5-02(2)                     0      Marketable securities
5-02(3)(a)(1)               0      Notes and accounts receivable, trade
5-02(4)                     0      Allowances for doubtful accounts
5-02(6)                     0      Inventories
5-02(9)               486,001      Total current assets
5-02(13)                    0      Property, plant and equipment
5-02(14)                    0      Accumulated depreciation
5-02(18)              486,001      Total assets
5-02(21)               23,154      Total current liabilities
5-02(22)                    0      Bonds, mortgages and similar debt
5-02(28)                    0      Preferred stock, mandatory redemption
5-02(29)                  130      Preferred stock, no mandatory redemption
5-02(30)               52,721      Common stock
5-02(31)              409,996      Other shareholders' equity
5-02(32)              486,001      Total liabilities and shareholders' equity
5-03(b)1(a)                 0      Net sales of tangible products
5-03(b)1               16,164      Total revenues
5-03(b)2(a)                 0      Cost of tangible goods sold
5-03(b)2                    0      Total costs and expenses applicable to
                                     sales and revenues
5-03(b)3                3,026      Other costs and expenses
5-03(b)5                    0      Provision for doubtful accounts and notes
5-03(b)(8)                  0      Interest and amortization of debt discount
5-03(b)(10)            13,138      Income before taxes and other items
5-03(b)(11)             1,125      Income tax expense
5-03(b)(14)            12,013      Income from continuing operations
5-03(b)(15)                 0      Discontinued operations
5-03(b)(17)                 0      Extraordinary items
5-03(b)(18)                 0      Cumulative effect, changes in
                                     accounting principles
5-03(b)(19)            12,013      Net income
5-03(b)(20)               .01      Earnings per share, basic
5-03(b)(20)               .01      Earnings per share, diluted