Form 10KSB
period 1999-01-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the year ended January 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $21,332.

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


ITEM 2 - PROPERTY
-----------------

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended January 31, 1999 and 1998.


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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

General
-------

           The Company presently conducts no business except for necessary administrative matters and has ceased to be an operating company. As such, for the fiscal years ended January 31, 1999 and 1998, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

         The Company had a decrease in net income of $5,665 for the year ended January 31, 1999 compared to the year ended January 31, 1998 due to lower yields on its investments and an increase in general and administrative expenses. The increase in general and administrative expenses of $8,616 for the year ended January 31, 1999 as compared to the year end January 31, 1998 was primarily due to increase in management fee expense, resulting in net income of $1,619 for the year ended January 31, 1999 compared with $7,284 for the year ended January 31, 1998.


Liquidity and Capital Resources
-------------------------------

           During the year ended January 31, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income. As of January 31, 1999, the Company had working capital of $452,453. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.


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


ITEM  7 - FINANCIAL STATEMENTS
------------------------------

         The Financial Statements of Bala Cynwyd Corporation for the years ended January 31, 1999 and 1998 are included as part of this report following the signature page of this report:

         Cover page                                                  F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                                 F-3
         Balance sheet                                               F-4
         Statement of operations                                     F-5
         Statement of shareholders' equity                           F-6
         Statement of cash flows                                     F-7
         Notes to financial statements for the
           years ended January 31, 1999 and 1998                F-8, F-9 & F-10


ITEM 8 - DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.



                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------

         The executive officers and directors of the Company are as follows:

         Name          Age                    Position

Albert M. Zlotnick     75      Chairman, President and Chief Executive Officer
Robert Zlotnick        37      None


         Albert M. Zlotnick has served as the Company's Chairman and President since April, 1983. Due to the curtailed nature of the Company's business activities, Mr. Zlotnick does not devote full time to the affairs of the Company. Mr. Zlotnick's primary occupation is as a private investor and financial consultant. Mr. Zlotnick currently serves as the Chairman of the Board of Directors of the following companies: P.H.C., Inc., Upward Technology Corporation, Robin Industries, Inc., Electronic Data Controls Corp. and Convention Centers, Inc. He also serves as a director of Comprehensive Holding Corporation, S.A. of Geneva, Switzerland.

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


ITEM 10 - EXECUTIVE COMPENSATION
--------------------------------

         No Executive Officer received in excess of $100,000 cash compensation during the fiscal year ended January 31, 1999.

         The following information is furnished for the Company's Chief Executive Officer (see Note 5 to financial statements).

                           Summary Compensation Table

                                        Years ended                 Total
Name and Principal Position              January 31,             Compensation
---------------------------              -----------             ------------

Albert M. Zlotnick,                          1999                   $15,000
  Chief Executive Officer                    1998                      -
  Chairman and President                     1997                    57,500


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



ITEM 11 - SECURITY OWNERSHIP OF CERTAIN
  BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 30, 2000 by (i) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

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

         The Company has made advances which bear interest at the prime rate to Albert M. Zlotnick, president of the Company. On January 31, 1999, the amount due from officer/stockholder of $11,768 was paid in full.


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


Exhibit No.                    Description
-----------                    -----------

    3A            Articles of Incorporation of Registrant          I/B/R
    3B            By - Laws of Registrant                          I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended January 31, 1999.

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



                             BALA CYNWYD CORPORATION
                             =======================


                              FINANCIAL STATEMENTS
                              ====================


                               FOR THE YEARS ENDED
                            JANUARY 31, 1999 AND 1998
                            =========================

                            BALA CYNWYD CORPORATION
                            =======================

                               TABLE OF CONTENTS
                 FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------------









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

Independent Auditor's Report                                        F-3

Financial Statements:
   Balance sheet                                                    F-4
   Operations                                                       F-5
   Shareholders' equity                                             F-6
   Cash flows                                                       F-7
   Notes to financial statements                                F-8 to F-10

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Bala Cynwyd Corporation as of January 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bala Cynwyd Corporation as of January 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                    Certified Public Accountants


Bala Cynwyd, PA
January 12, 2000

                             BALA CYNWYD CORPORATION
                             =======================

                                  BALANCE SHEET
--------------------------------------------------------------------------------





                                                             JANUARY 31,
                                                       1999              1998
                                                     --------          --------

                                     ASSETS


Cash and cash equivalents                            $478,096          $467,350
Receivables, litigation                                 -                 1,294
Due from shareholder                                    -                11,768
                                                     --------          --------

                                                     $478,096          $480,412
                                                     ========          ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Due to affiliate                                 $   3,862         $   3,436
   Due to shareholder                                   1,927             -
   Accrued expenses                                    13,480            16,250
   Income taxes payable                                 6,374             9,892
                                                     --------         ---------

                                                       25,643            29,578
                                                     --------          --------


Shareholders' equity:
   Preferred stock, cumulative convertible,
     $.05 par value; 500,000 shares authorized,
     2,600 shares issued                                  130               130
   Common stock, $.05 par value; 2,000,000
     shares authorized, 1,054,419 shares issued        52,721            52,721
   Additional paid-in capital                         462,327           462,327
   Accumulated deficit                              (  43,159)        (  44,778)
                                                     --------          --------
                                                      472,019           470,400
   Less treasury stock, at cost:
     Preferred stock, 2,600 shares                  (   5,000)        (   5,000)
     Common stock, 33,105 shares                    (  14,566)        (  14,566)
                                                     --------          --------

           Net shareholders' equity                   452,453           450,834
                                                      -------           -------

                                                     $478,096          $480,412
                                                     ========          ========









The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------






                                                               YEAR ENDED
                                                               JANUARY 31,
                                                          1999           1998
                                                        -------         -------

Revenue, interest income                                $21,332         $21,656


General and administrative expenses                      18,213           9,597
                                                        -------         -------


Income before provision for income taxes                  3,119          12,059


Provision for personal holding company income taxes       1,500           4,775
                                                        -------         -------


Net income                                              $ 1,619         $ 7,284
                                                        =======         =======


Net income per share, basic and diluted                 $   -           $   .01
                                                        =======         =======










The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------





                                                                                                            TREASURY STOCK
                                                                     ADDITIONAL                        ------------------------
                                        PREFERRED       COMMON         PAID-IN       ACCUMULATED        PREFERRED      COMMON
                                          STOCK          STOCK         CAPITAL         DEFICIT            STOCK         STOCK
                                      -------------    ---------    ------------- -----------------    -----------    ---------

Balance, January 31, 1997                  $130         $52,721       $462,327         ($52,063)        ($5,000)       ($14,566)


Net income for year ended
  January 31, 1998                                                                        7,284
                                           ----         -------       --------         --------         -------        --------


Balance, January 31, 1998                   130          52,721        462,327        (  44,778)       (  5,000)      (  14,566)


Net income for year ended
  January 31, 1999                                                                        1,619
                                           ----         -------       --------         --------         -------        --------


Balance, January 31, 1999                  $130         $52,721       $462,327         ($43,159)        ($5,000)       ($14,566)
                                           ====         =======       ========         ========         =======        ========














The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------





                                                                                         YEAR ENDED
                                                                                        JANUARY 31,
                                                                                1999               1998
                                                                                --------          --------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income                                                                  $   1,619         $   7,284
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Interest accrued on due to affiliate                                            426               436
     Decrease in operating assets:
       Receivables                                                                 1,294            14,835
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                        (   2,770)            -
       Income taxes payable                                                    (   3,518)            4,775
                                                                                --------          --------

           Net cash provided by (used in) operating activities                 (   2,949)           27,330
                                                                                --------          --------

Cash flows from investing activities:
   Due to/from shareholder                                                           -           (   4,181)
   Repayment from shareholder                                                     13,695             -
                                                                                --------          --------

           Net cash provided by (used in) investing activities                    13,695         (   4,181)
                                                                                --------          --------


Net increase in cash and cash equivalents                                         10,746            23,149


Cash and cash equivalents at beginning of year                                   467,350           444,201
                                                                                --------          --------


Cash and cash equivalents at end of year                                        $478,096          $467,350
                                                                                ========          ========




                                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
   Income taxes                                                                 $  5,018       $     -
                                                                                --------          --------









The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION
                             =======================

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of January 31, 1999, because of the short maturity of these financial instruments.

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

                             BALA CYNWYD CORPORATION
                             =======================

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------------



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

         Through January 31, 1996, the Company had incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the note, which, pursuant to the loan agreement, is reimbursable to the Company by Antiquities of which approximately $90,000 was collected. The Bankruptcy Court had ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceedings. The Company provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has made payments in accordance with the loan agreement which were $1,294 and $14,835 in excess of the Company's allowance for the years ended January 31, 1999 and 1998, respectively. The receivable was paid off as of January 31, 1999.


3.       Due from Shareholder
         --------------------

         The amounts due from shareholder bear interest at the prime rate of 7.75% and 8.5% at January 31, 1999 and 1998, respectively, with no specific repayment terms. Interest income relating to the advance was $10 and $1,084 for the years ended January 31, 1999 and 1998, respectively.


4.       Due to Affiliate
         ----------------

         The amount due to affiliate bears interest at the prime rate of 7.75% and 8.5% at January 31, 1999 and 1998, respectively, with no specific repayment terms. Interest expense relating to this advance was $425 and $431 for the years ended January 31, 1999 and 1998, respectively.

                             BALA CYNWYD CORPORATION
                             =======================

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  FOR THE YEARS ENDED JANUARY 31, 1999 AND 1998
--------------------------------------------------------------------------------



5.       Management Fees
         ---------------

         The Company has agreed to compensate its president and principle shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $15,000 are included in general and administrative expenses for the year ended January 31, 1999. There were no management fees for the year ended January 31, 1998.


6.       Income Taxes
         ------------

         The Company is classified as a personal holding company for federal income tax purposes for each of the periods presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At January 31, 1999, the Company had net operating loss carryforwards of approximately $15,000 which will expire in years 2008 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

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

                             BALA CYNWYD CORPORATION
                             =======================

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE YEARS ENDED JANUARY 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER          AMOUNT          ITEM DESCRIPTION
-----------          ------          ----------------


5-02(1)              $478,096        Cash and cash items
5-02(2)                     0        Marketable securities
5-02(3)(a)(1)               0        Notes and accounts receivable, trade
5-02(4)                     0        Allowances for doubtful accounts
5-02(6)                     0        Inventories
5-02(9)               478,096        Total current assets
5-02(13)                    0        Property, plant and equipment
5-02(14)                    0        Accumulated depreciation
5-02(18)              478,096        Total assets
5-02(21)               25,643        Total current liabilities
5-02(22)                    0        Bonds, mortgages and similar debt
5-02(28)                    0        Preferred stock, mandatory redemption
5-02(29)                  130        Preferred stock, no mandatory redemption
5-02(30)               52,721        Common stock
5-02(31)              399,602        Other stockholders' equity
5-02(32)              478,096        Total liabilities and stockholders' equity
5-03(b)1(a)                 0        Net sales of tangible products
5-03(b)1               21,332        Total revenues
5-03(b)2(a)                 0        Cost of tangible goods sold
5-03(b)2                    0        Total costs and expenses applicable to
                                       sales and revenues
5-03(b)3               17,787        Other costs and expenses
5-03(b)5                    0        Provision for doubtful accounts and notes
5-03(b)(8)                426        Interest and amortization of debt discount
5-03(b)(10)             3,119        Income before taxes and other items
5-03(b)(11)             1,500        Income tax expense
5-03(b)(14)             1,619        Income from continuing operations
5-03(b)(15)                 0        Discontinued operations
5-03(b)(17)                 0        Extraordinary items
5-03(b)(18)                 0        Cumulative effect, changes in
                                       accounting principles
5-03(b)(19)             1,619        Net income
5-03(b)(20)                 -        Earnings per share, basic
5-03(b)(20)                 -        Earnings per share, diluted