Form 10QSB
period 1999-04-30
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended April 30, 1999 Commission file number 0-5653
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



________________________________________________________________________________
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                                                 ___ Yes  _X_ No




Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at April 30, 1999  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 APRIL 30, 1999
--------------------------------------------------------------------------------




                                      INDEX


Part I - Financial Information (unaudited):
             Condensed balance sheet as of
                April 30,1999 and January 31,1999                              2

             Condensed statement of operations
                for the three-month periods ended
                April 30, 1999 and 1998                                        3

             Condensed statement of cash flows
                for the three-month periods ended
                April 30, 1999 and 1998                                        4

             Notes to condensed financial statements                           5

             Report of independent accountants                                 6

             Management's discussion and analysis of the
                financial condition and results of operations                  7


Part II - Other Information

             Item 1.  Legal Proceedings                                        8
             Item 2.  Changes in Securities                                    8
             Item 3.  Defaults Upon Senior Securities                          8
             Item 4.  Submission of Matters to a Vote of Security Holders      8
             Item 5.  Other Information                                        8
             Item 6.  Exhibits and Reports of Form 8-K                         8

Signature                                                                      9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                               APRIL 30,           JANUARY 31,
                                                                                 1999                 1999
                                                                               ---------           -----------
                                     ASSETS


Cash and cash equivalents                                                      $470,486             $478,096
                                                                               --------             --------

                                                                               $470,486             $478,096
                                                                               ========             ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to shareholder                                                           $  1,927             $  1,927
  Due to affiliates                                                               3,862                3,862
  Accrued expenses                                                                5,152               13,480
  Income taxes payable                                                            4,730                6,374
                                                                               --------             --------

                                                                                 15,671               25,643
                                                                               --------             --------

Shareholders' equity:
  Preferred stock, cumulative convertible, $,05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                                  130                  130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                         52,721               52,721
  Additional paid-in capital                                                    462,327              462,327
  Accumulated deficit                                                           (40,797)             (43,159)
                                                                               --------             --------

                                                                                474,381              472,019

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                              (5,000)              (5,000)
     Common stock (33,105 shares)                                               (14,566)             (14,566)
                                                                               --------             --------

           Total shareholders' equity                                           454,815              452,453
                                                                               --------             --------

                                                                               $470,486             $478,096
                                                                               ========             ========






See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------




                                                                                   THREE MONTHS ENDED
                                                                                        APRIL 30,
                                                                               1999                  1998
                                                                              ------                ------
Revenue, interest income                                                      $5,430                $5,374


General and administrative expenses                                            3,068                   856
                                                                               -----                ------


Income before provision for income taxes                                       2,362                 4,518


Provision for personal holding company income taxes                                -                   375
                                                                              ------                ------


Net income                                                                    $2,362                $4,143
                                                                               =====                 =====


Net income per share, basic and diluted                                       $    -                $    -
                                                                              ======                ======


Weighted average number of outstanding
  shares for basic and diluted                                            $1,021,314            $1,021,314
                                                                          ==========            ==========






See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                                  THREE MONTHS ENDED
                                                                                       APRIL 30,
                                                                                1999                 1998
                                                                             ---------             --------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                                 $  2,362              $  4,143
  Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                        (8,328)                    -
       Income taxes payable                                                    (1,644)                  375
                                                                             --------              --------

           Net cash provided by (used in) operating activities                 (7,610)                4,518
                                                                             --------              --------


Cash flows from investing activities:
  Advances to/from shareholder, net                                              -                      106
                                                                             --------              --------

           Net cash provided by investing activities                             -                      106
                                                                             --------              --------


Net increase (decrease) in cash and cash equivalents                           (7,610)                4,624


Cash and cash equivalents at beginning of period                              478,096               467,350
                                                                             --------              --------


Cash and cash equivalents at end of period                                   $470,486              $471,974
                                                                             ========               =======






See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------







1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 1999 and the results of operations and cash flows for the three-month periods ended April 30, 1999 and 1998. The results of operations for the three-month period ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of April 30, 1999 and the related condensed statements of operations and cash flows for the three- month periods ended April 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 1999 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 12, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.






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


Results of Operations

During the three months ended April 30, 1999, the Company earned interest of $5,430 as compared to $5,374 of interest earned in the three months ended April 30, 1998, an increase of $56. During the three months ended April 30, 1999, the Company incurred general and administrative expenses of $3,068, an increase of $2,212 as compared with the three months ended April 30, 1998 expenses of $856.


Liquidity and Capital Resources

During the three months ended April 30, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of April 30, 1999, the Company had working capital of $454,815. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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



                                               /s/ Albert M. Zlotnick
                                               ---------------------------------
                                               Albert M. Zlotnick, President and
                                               Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER        AMOUNT         ITEM DESCRIPTION
-----------        ------         ----------------


5-02(1)            $ 470,486      Cash and cash items
5-02(2)                    0      Marketable securities
5-02(3)(a)(1)              0      Notes and accounts receivable, trade
5-02(4)                    0      Allowances for doubtful accounts
5-02(6)                    0      Inventories
5-02(9)              470,486      Total current assets
5-02(13)                   0      Property, plant and equipment
5-02(14)                   0      Accumulated depreciation
5-02(18)             470,486      Total assets
5-02(21)              15,671      Total current liabilities
5-02(22)                   0      Bonds, mortgages and similar debt
5-02(28)                   0      Preferred stock, mandatory redemption
5-02(29)                 130      Preferred stock, no mandatory redemption
5-02(30)              52,721      Common stock
5-02(31)             401,964      Other shareholders' equity
5-02(32)             470,486      Total liabilities and shareholders' equity
5-03(b)1(a)                0      Net sales of tangible products
5-03(b)1               5,430      Total revenues
5-03(b)2(a)                0      Cost of tangible goods sold
5-03(b)2                   0      Total costs and expenses applicable to
                                    sales and revenues
5-03(b)3               3,068      Other costs and expenses
5-03(b)5                   0      Provision for doubtful accounts and notes
5-03(b)(8)                 0      Interest and amortization of debt discount
5-03(b)(10)            2,362      Income before taxes and other items
5-03(b)(11)                0      Income tax expense
5-03(b)(14)            2,362      Income from continuing operations
5-03(b)(15)                0      Discontinued operations
5-03(b)(17)                0      Extraordinary items
5-03(b)(18)                0      Cumulative effect, changes in
                                    accounting principles
5-03(b)(19)            2,362      Net income
5-03(b)(20)                0      Earnings per share, basic
5-03(b)(20)                0      Earnings per share, diluted