Form 10QSB
period 1999-07-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended July 31, 1999 Commission file number 0-5653
                  -------------                       --------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                          22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)


           301 CITY AVENUE                    BALA CYNWYD, PA      19004
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


                                                                 ___ Yes  _X_ No



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at July 31, 1999  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JULY 31, 1999
--------------------------------------------------------------------------------




                                      INDEX


Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 July 31,1999 and January 31,1999                              2

              Condensed statement of operations
                 for the three-month and six-month periods ended
                 July 31, 1999 and 1998                                        3

              Condensed statement of cash flows
                 for the six-month periods ended
                 July 31, 1999 and 1998                                        4

              Notes to condensed financial statements                          5

              Report of independent accountants                                6

              Management's discussion and analysis of the
                 financial condition and results of operations                 7


Part II - Other Information

              Item 1.  Legal Proceedings                                       8
              Item 2.  Changes in Securities                                   8
              Item 3.  Defaults Upon Senior Securities                         8
              Item 4.  Submission of Matters to a Vote of Security Holders     8
              Item 5.  Other Information                                       8
              Item 6.  Exhibits and Reports of Form 8-K                        8

Signature                                                                      9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                               JULY 31,           JANUARY 31,
                                                                                 1999                1999
                                                                               --------           -----------
                                     ASSETS


Cash and cash equivalents                                                      $455,214             $478,096
                                                                               ========             ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to shareholder                                                           $  1,927             $  1,927
  Due to affiliates                                                               3,862                3,862
  Accrued expenses                                                                5,152               13,480
  Income taxes payable                                                            3,585                6,374
                                                                               --------             --------

                                                                                 14,526               25,643
                                                                               --------             --------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                                  130                  130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                         52,721               52,721
  Additional paid-in capital                                                    462,327              462,327
  Accumulated deficit                                                           (54,924)             (43,159)
                                                                               --------             --------

                                                                                460,254              472,019

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                              (5,000)              (5,000)
     Common stock (33,105 shares)                                               (14,566)             (14,566)
                                                                               --------             --------

           Net shareholders' equity                                             440,688              452,453
                                                                               --------             --------

                                                                               $455,214             $478,096
                                                                               ========             ========


           See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       JULY 31,                             JULY 31,
                                               1999                  1998              1999           1998
                                           ------------          ------------      ------------   ------------
Revenue, interest income                   $      4,637          $      5,375      $     10,067   $     10,749

General and administrative expenses              18,764                 1,448            21,832          2,304
                                           ------------          ------------      ------------   ------------

Income (loss) before provision
  for income taxes                              (14,127)                3,927           (11,765)         8,445

Provision for personal holding
  company income taxes                            -                       375                 -            750
                                           ------------          ------------      ------------   ------------

Net income (loss)                              ($14,127)         $      3,552     ($     11,765)  $      7,695
                                            ===========          ============      ============   ============

Net income (loss) per share,
  basic and diluted                               ($.01)               $    -             ($.01)          $.01
                                                    ===                ======              ====            ===

Weighted average number of
  outstanding shares for basic
  and diluted                                 1,021,314             1,021,314         1,021,314      1,021,314
                                              =========             =========         =========      =========







See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                    SIX MONTHS ENDED
                                                                                         JULY 31,
                                                                                  1999              1998
                                                                                --------          --------
                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                            ($ 11,765)         $  7,695
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     (Decrease) in operating liabilities:
       Accrued expenses                                                           (8,328)           (2,850)
       Income taxes payable                                                       (2,789)           (4,268)
                                                                                --------          --------

           Net cash provided by (used in) operating activities                   (22,882)              577
                                                                                --------          --------


Cash flows from investing activities:
  Advances to/from shareholder, net                                                    -               212
                                                                                --------         ---------

           Net cash provided by investing activities                                   -               212
                                                                                --------          --------


Net increase (decrease) in cash and cash equivalents                             (22,882)              789


Cash and cash equivalents at beginning of period                                 478,096           467,350
                                                                                --------          --------


Cash and cash equivalents at end of period                                      $455,214          $468,139
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

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------




1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 1999 and the results of operations for the three-month and six-month periods ended July 31, 1999 and 1998 and cash flows for the six-month periods ended July 31, 1999 and 1998. The results of operations for the six-month period ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of July 31, 1999 and the related condensed statements of operations for the three-month and six- month periods ended July 31, 1999 and 1998 and cash flows for the six-month periods ended July 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Results of Operations

During the six months ended July 31, 1999, the Company earned interest of $10,067 as compared to $10,749 of interest earned in the six months ended July 31, 1998, a decrease of $682. During the six months ended July 31, 1999, the Company incurred general and administrative expenses of $21,832, an increase of $19,528 as compared with the six months ended July 31, 1998 expenses of $2,304 due to an increase in management fees.


Liquidity and Capital Resources

During the six months ended July 31, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of July 31, 1999, the Company had working capital of $440,688. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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



Date: June 30, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE SIX MONTHS ENDED JULY 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER        AMOUNT        ITEM DESCRIPTION
-----------        ------        ----------------


5-02(1)            $ 455,214     Cash and cash items
5-02(2)                  0       Marketable securities
5-02(3)(a)(1)            0       Notes and accounts receivable, trade
5-02(4)                  0       Allowances for doubtful accounts
5-02(6)                  0       Inventories
5-02(9)            455,214       Total current assets
5-02(13)                 0       Property, plant and equipment
5-02(14)                 0       Accumulated depreciation
5-02(18)           455,214       Total assets
5-02(21)            14,526       Total current liabilities
5-02(22)                 0       Bonds, mortgages and similar debt
5-02(28)                 0       Preferred stock, mandatory redemption
5-02(29)               130       Preferred stock, no mandatory redemption
5-02(30)            52,721       Common stock
5-02(31)           387,837       Other shareholders' equity
5-02(32)           455,214       Total liabilities and shareholders' equity
5-03(b)1(a)              0       Net sales of tangible products
5-03(b)1            10,067       Total revenues
5-03(b)2(a)              0       Cost of tangible goods sold
5-03(b)2                 0       Total costs and expenses applicable to
                                   sales and revenues
5-03(b)3            21,832       Other costs and expenses
5-03(b)5                 0       Provision for doubtful accounts and notes
5-03(b)(8)               0       Interest and amortization of debt discount
5-03(b)(10)        (11,765)      Loss before taxes and other items
5-03(b)(11)              0       Income tax expense
5-03(b)(14)        (11,765)      Loss from continuing operations
5-03(b)(15)              0       Discontinued operations
5-03(b)(17)              0       Extraordinary items
5-03(b)(18)              0       Cumulative effect, changes in
                                   accounting principles
5-03(b)(19)        (11,765)      Net loss
5-03(b)(20)           (.01)      Earnings per share, basic
5-03(b)(20)           (.01)      Earnings per share, diluted