Form 10QSB
period 1999-10-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended  October 31, 1999     Commission file number      0-5653
                   ----------------                             -------------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



           NEW JERSEY                                          22-1436237
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


  301 CITY AVENUE             BALA CYNWYD, PA            19004
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                   ----------------------------


-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes       X   No
                                              -------        ------



Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at October 31, 1999  1,021,314

                             BALA CYNWYD CORPORATION
                             =======================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                OCTOBER 31, 1999
--------------------------------------------------------------------------------









                                      INDEX
                                      -----

Part I - Financial Information (unaudited):
              Condensed balance sheet as of
                 October 31,1999 and January 31,1999                         2

              Condensed statement of operations
                 for the three-month and nine-month periods ended
                 October 31, 1999 and 1998                                   3

              Condensed statement of cash flows
                 for the nine-month periods ended
                 October 31, 1999 and 1998                                   4

              Notes to condensed financial statements                        5

              Report of independent accountants                              6

              Management's discussion and analysis of the
                 financial condition and results of operations               7


Part II - Other Information

              Item 1.  Legal Proceedings                                     8
              Item 2.  Changes in Securities                                 8
              Item 3.  Defaults Upon Senior Securities                       8
              Item 4.  Submission of Matters to a Vote of Security Holders   8
              Item 5.  Other Information                                     8
              Item 6.  Exhibits and Reports of Form 8-K                      8

Signature                                                                    9

                             BALA CYNWYD CORPORATION
                             =======================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------




                                                                            OCTOBER 31,         JANUARY 31,
                                                                               1999                1999
                                                                        ------------------  ------------------


                                     ASSETS


Cash and cash equivalents                                                    $453,572           $478,096
                                                                              =======           ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to shareholder                                                        $   1,927          $   1,927
  Due to affiliates                                                             3,862              3,862
  Accrued expenses                                                              5,152             13,480
  Income taxes payable                                                          2,587              6,374
                                                                            ---------          ---------

                                                                               13,528             25,643
                                                                            ---------          ---------

Stockholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                                130                130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                       52,721             52,721
  Additional paid-in capital                                                  462,327            462,327
  Accumulated deficit                                                        ( 55,568)         (  43,159)
                                                                             --------          ---------

                                                                              459,610            472,019

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                          (  5,000)         (   5,000)
     Common stock (33,105 shares)                                            ( 14,566)         (  14,566)
                                                                            ---------          ---------

           Net shareholders' equity                                           440,044            452,453
                                                                            ---------          ---------

                                                                            $ 453,572          $ 478,096
                                                                            =========          =========










See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------







                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         OCTOBER 31,                 OCTOBER 31,
                                                    1999           1998          1999          1998
                                                -----------    -----------   -----------   -----------

Revenue, interest income                        $     3,106    $     5,415   $    13,173    $   16,164

General and administrative expenses                   3,750            722        25,582         3,026
                                                -----------    -----------   -----------   -----------

Income (loss) before provision
  for income taxes                              (       644)         4,693   (    12,409)       13,138

Provision for personal holding
  company income taxes                                   --            375          --           1,125
                                                -----------    -----------   -----------   -----------

Net income (loss)                               ($      644)   $     4,318   ($   12,409)  $    12,013
                                                ===========    ===========   ===========   ===========

Net income (loss) per share,
  basic and diluted                                    $.00           $.00         ($.01)         $.01
                                                       ====           ====          ====          ====

Weighted average number of
  outstanding shares for basic
  and diluted                                     1,021,314      1,021,314     1,021,314     1,021,314
                                                ===========    ===========   ===========   ===========



















See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------



                                                                        NINE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                     1999              1998
                                                                   --------          --------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                               ($  12,409)      $  12,013
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     (Decrease) in operating liabilities:
       Accrued expenses                                           (    8,328)     (    2,850)
       Income taxes payable                                       (    3,787)     (    3,893)
                                                                  ----------      ----------

           Net cash provided by (used in) operating activities    (   24,524)          5,270
                                                                  ----------      ----------


Cash flows from investing activities:
  Advances to/from shareholder, net                                    -                 319
                                                                  ----------      ----------

           Net cash provided by investing activities                   -                 319
                                                                  ----------        --------


Net increase (decrease) in cash and cash equivalents              (   24,524)          5,589


Cash and cash equivalents at beginning of period                     478,096         467,350
                                                                  ----------      ----------


Cash and cash equivalents at end of period                          $453,572        $472,939
                                                                  ==========      ==========
















See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------




1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 1999 and the results of operations for the three-month and nine-month periods ended October 31, 1999 and 1998 and cash flows for the nine-month periods ended October 31, 1999 and 1998. The results of operations for the nine-month period ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of October 31, 1999 and the related condensed statements of operations for the three-month and nine-month periods ended October 31, 1999 and 1998 and cash flows for the nine-month periods ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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







                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
June 30, 2000

                             BALA CYNWYD CORPORATION
                             =======================

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



Results of Operations
---------------------

During the nine months ended October 31, 1999, the Company earned interest of $13,173 as compared to $16,164 of interest earned in the nine months ended October 31, 1998, a decrease of $2,991. During the nine months ended October 31, 1999, the Company incurred general and administrative expenses of $25,582, an increase of $22,556 as compared with the nine months ended October 31, 1998 expenses of $3,026.



Liquidity and Capital Resources
-------------------------------

During the nine months ended October 31, 1999, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of October 31, 1999, the Company had working capital of $440,044. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

                             BALA CYNWYD CORPORATION
                             =======================

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

         Item 3.      Defaults upon Senior Securities
                      None

         Item 4.      Submission of Matters to a Vote of Security Holders
                      None

         Item 5.      Other Information
                      None

         Item 6.      Exhibits and Reports of Form 8-K
                      None

                             BALA CYNWYD CORPORATION
                             =======================

                                    SIGNATURE
--------------------------------------------------------------------------------









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BALA CYNWYD CORPORATION



                                     /s/ Albert M. Zlotnick
                                     -----------------------------------------
                                     Albert M. Zlotnick, President and
                                       Chief Executive Officer



Date: August 25, 2000

                             BALA CYNWYD CORPORATION
                             =======================

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
-------------------------------------------------------------------------------




THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


ITEM NUMBER        AMOUNT          ITEM DESCRIPTION
-----------        ------          ----------------


5-02(1)           $  453,572       Cash and cash items
5-02(2)                    0       Marketable securities
5-02(3)(a)(1)              0       Notes and accounts receivable, trade
5-02(4)                    0       Allowances for doubtful accounts
5-02(6)                    0       Inventories
5-02(9)              453,572       Total current assets
5-02(13)                   0       Property, plant and equipment
5-02(14)                   0       Accumulated depreciation
5-02(18)             453,572       Total assets
5-02(21)              13,528       Total current liabilities
5-02(22)                   0       Bonds, mortgages and similar debt
5-02(28)                   0       Preferred stock, mandatory redemption
5-02(29)                 130       Preferred stock, no mandatory redemption
5-02(30)              52,721       Common stock
5-02(31)             387,193       Other shareholders' equity
5-02(32)             453,572       Total liabilities and shareholders' equity
5-03(b)1(a)                0       Net sales of tangible products
5-03(b)1              13,173       Total revenues
5-03(b)2(a)                0       Cost of tangible goods sold
5-03(b)2                   0       Total costs and expenses applicable to
                                     sales and revenues
5-03(b)3              25,582       Other costs and expenses
5-03(b)5                   0       Provision for doubtful accounts and notes
5-03(b)(8)                 0       Interest and amortization of debt discount
5-03(b)(10)         ( 12,409)      Loss before taxes and other items
5-03(b)(11)                0       Income tax expense
5-03(b)(14)         ( 12,409)      Loss from continuing operations
5-03(b)(15)                0       Discontinued operations
5-03(b)(17)                0       Extraordinary items
5-03(b)(18)                0       Cumulative effect, changes in
                                     accounting principles
5-03(b)(19)         ( 12,409)      Net loss
5-03(b)(20)             (.01)      Earnings per share, basic
5-03(b)(20)             (.01)      Earnings per share, diluted