Form 10KSB
period 2000-01-31
BALA CYNWYD CORP
filed 2000-09-19
CIK 52813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the year ended January 31, 2000

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

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No__ [X]__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $21,386.

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


ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended January 31, 2000 and 1999.


ITEM 3 - LEGAL PROCEEDINGS

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


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

           The Company presently conducts no business except for necessary administrative matters and has ceased to be an operating company. As such, for the fiscal years ended January 31, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

         The Company had a decrease in net income of $8,675 for the year ended January 31, 2000 compared with the year ended January 31, 1999 due to an increase in general and administrative expenses. The increase in general and administrative expenses of $10,229 for the year ended January 31, 2000 as compared to the year ended January 31, 1999 was primarily due to an increase in management fee and professional fee expenses, resulting in a net loss of $7,056 for the year ended January 31, 2000 compared with net income of $1,619 for the year ended January 31, 1999.


Liquidity and Capital Resources

           During the year ended January 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income. As of January 31, 2000, the Company had working capital of $445,397. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.


Market Risk

         The Company's market risk includes the potential decrease in interest earned on its cash and cash equivalents arising from a decline in interest rates.


Forward-Looking Statements

         The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-KSB, and the Annual Report to Shareholders, Form 10- QSB or Form 8-K of the Company, or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Report Act of 1995. All forecasts and projections in this Form 10-KSB are "forward-looking statements," and are based on management's current expectations of the Company's near-term results, based on current information available pertaining to the Company, including the risk factors noted below.

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

         Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statements are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM  7 - FINANCIAL STATEMENTS

         The Financial Statements of Bala Cynwyd Corporation for the years ended January 31, 2000 and 1999 are included as part of this report following the signature page of this report:

         Cover page                                               F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                              F-3
         Balance sheet                                            F-4
         Statement of operations                                  F-5
         Statement of shareholders' equity                        F-6
         Statement of cash flows                                  F-7
         Notes to financial statements for the
           years ended January 31, 2000 and 1999             F-8, F-9 & F-10


ITEM 8 - DISAGREEMENTS WITH ACCOUNTANTS
  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its independent accountants during the Company's most recent fiscal years.



                                    PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
  REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company are as follows:

      Name               Age                    Position
      ----               ---                    --------
Albert M. Zlotnick       75      Chairman, President and Chief Executive Officer
Robert Zlotnick          38      None


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


ITEM 10 - EXECUTIVE COMPENSATION

         No Executive Officer received in excess of $100,000 cash compensation during the fiscal year ended January 31, 2000.

         The following information is furnished for the Company's Chief Executive Officer (see Note 4 to financial statements).

                           Summary Compensation Table

                                       Years ended                 Total
Name and Principal Position            January 31,              Compensation
---------------------------            -----------              ------------
Albert M. Zlotnick,                       2000                     $18,000
  Chief Executive Officer                 1999                      15,000
  Chairman and President                  1998                       -


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


ITEM 13 - EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

         (a) Exhibits:

         The following Exhibits are filed as part of this report. Where such filing is made by incorporation by reference (I/B/R), reference is made to Commission file number 0-5653 unless another statement or report is identified in parentheses.


Exhibit No.                         Description
-----------                         ------------

    3A            Articles of Incorporation of Registrant              I/B/R
    3B            By - Laws of Registrant                              I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended January 31, 2000.

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


                                   BALA CYNWYD CORPORATION



                               By: /s/ Albert M. Zlotnick
                                   ------------------------------------------
                                   ALBERT M. ZLOTNICK, Chairman
                                   and Chief Executive Officer
                                   Dated: August 25, 2000


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

                             BALA CYNWYD CORPORATION


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                            JANUARY 31, 2000 AND 1999

                             BALA CYNWYD CORPORATION

                                TABLE OF CONTENTS
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------




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

Independent Auditor's Report                                            F-3

Financial Statements:
   Balance sheet                                                        F-4
   Operations                                                           F-5
   Shareholders' equity                                                 F-6
   Cash flows                                                           F-7
   Notes to financial statements                                    F-8 to F-10

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Bala Cynwyd Corporation as of January 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bala Cynwyd Corporation as of January 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                         Certified Public Accountants


Bala Cynwyd, PA
May 31, 2000

                             BALA CYNWYD CORPORATION

                                  BALANCE SHEET
--------------------------------------------------------------------------------


                                                                JANUARY 31,
                                                              2000       1999
                                                             -------   --------

                                     ASSETS


Cash and cash equivalents                                   $458,670   $478,096
                                                            ========   ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Due to affiliate                                        $   3,862   $  3,862
   Due to shareholder                                          1,927      1,927
   Accrued expenses                                            5,152     13,480
   Income taxes payable                                        2,332      6,374
                                                           ---------  ---------

                                                              13,273     25,643
                                                            --------   --------

Shareholders' equity:
   Preferred stock, cumulative convertible,
     $.05 par value; 500,000 shares authorized,
     2,600 shares issued                                         130        130
   Common stock, $.05 par value; 2,000,000
     shares authorized, 1,054,419 shares issued               52,721     52,721
   Additional paid-in capital                                462,327    462,327
   Accumulated deficit                                      ( 50,215)  ( 43,159)
                                                            --------   --------
                                                             464,963    472,019
   Less treasury stock, at cost:
     Preferred stock, 2,600 shares                          (  5,000)  (  5,000)
     Common stock, 33,105 shares                            ( 14,566)  ( 14,566)
                                                            --------   --------

           Net shareholders' equity                          445,397    452,453
                                                             -------    -------

                                                            $458,670   $478,096
                                                             =======   ========








 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                               YEAR ENDED
                                                               JANUARY 31,
                                                           2000          1999
                                                         --------      --------

Revenue, interest income                                 $21,386        $21,332


General and administrative expenses                       28,442         18,213
                                                         -------        -------


Income (loss) before provision for income taxes          ( 7,056)         3,119


Provision for personal holding company income taxes          -            1,500
                                                         -------        -------


Net income (loss)                                        ($7,056)      $  1,619
                                                         =======       ========


Net income (loss) per share, basic and diluted           ($  .01)      $     -
                                                         =======       ========
















 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                                                            TREASURY STOCK
                                                                     ADDITIONAL                         -----------------------
                                        PREFERRED       COMMON         PAID-IN       ACCUMULATED        PREFERRED      COMMON
                                          STOCK          STOCK         CAPITAL         DEFICIT            STOCK         STOCK
                                      -------------    ---------    ------------- -----------------    -----------    ---------
Balance, January 31, 1998                  $130         $52,721       $462,327         ($44,778)        ($5,000)       ($14,566)

Net income for year ended
  January 31, 1999                                                                        1,619
                                          -----         -------       --------         --------         --------       --------

Balance, January 31, 1999                   130          52,721        462,327        (  43,159)       (  5,000)      (  14,566)

Net (loss) for year ended
  January 31, 2000                                                                      ( 7,056)
                                          -----         -------       --------         --------         --------       --------

Balance, January 31, 2000                  $130         $52,721       $462,327         ($50,215)        ($5,000)       ($14,566)
                                          =====         =======       ========         ========         =======        ========


















 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                       YEAR ENDED
                                                                                       JANUARY 31,
                                                                                2000               1999
                                                                              ----------         ---------
                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                           ( $ 7,056)        $   1,619
   Adjustments to reconcile net income (loss)
       to net cash (used in) operating activities:
     Interest accrued on due to affiliate                                          -                   426
     Decrease in operating assets:
       Receivables                                                                 -                 1,294
     (Decrease) in operating liabilities:
       Accrued expenses                                                        (   8,328)        (   2,770)
       Income taxes payable                                                    (   4,042)        (   3,518)
                                                                                --------          --------

           Net cash (used in) operating activities                             (  19,426)        (   2,949)
                                                                                --------          --------
Cash flows from investing activities:
   Repayment from shareholder                                                       -               13,695
                                                                                --------          --------

           Net cash provided by investing activities                                -               13,695
                                                                                --------          --------

Net increase (decrease) in cash and cash equivalents                           (  19,426)           10,746

Cash and cash equivalents at beginning of year                                   478,096           467,350
                                                                                --------          --------

Cash and cash equivalents at end of year                                        $458,670          $478,096
                                                                                ========          ========




                                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
   Income taxes                                                                 $ 1,642           $ 5,018
                                                                                -------           -------





 The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------





1.       Nature of Business and Summary of Significant Accounting Policies

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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of January 31, 2000, because of the short maturity of these financial instruments.

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

         Recent accounting pronouncements - In June, 1997 and February, 1998, respectively, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," both of which are effective for fiscal years beginning after December 15, 1997. In June, 1998, the FASB also issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after December 15, 1998. The adoption of these pronouncements will have no impact on the Company's results of operations, financial position, or cash flows.

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

                             BALA CYNWYD CORPORATION

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

2.       Note Receivable

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

         Through January 31, 1996, the Company had incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the note, which, pursuant to the loan agreement, is reimbursable to the Company by Antiquities of which approximately $90,000 was collected. The Bankruptcy Court had ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceedings. The Company provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has made payments in accordance with the loan agreement which was $1,294 in excess of the Company's allowance for the year ended January 31, 1999. The receivables were paid off as of January 31, 1999.


3.       Due to Affiliate

         The amount due to affiliate bears interest at the prime rate of 8.5% and 7.75% at January 31, 2000 and 1999, respectively, with no specific repayment terms. Interest expense relating to this advance was $-0- and $425 for the years ended January 31, 2000 and 1999, respectively. The affiliate waived its interest payment for the year ended January 31, 2000.


4.       Management Fees

         The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $18,000 and $15,000 are included in general and administrative expenses for the years ended January 31, 2000 and 1999, respectively.

                             BALA CYNWYD CORPORATION

                  FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999
--------------------------------------------------------------------------------

5.       Income Taxes

         The Company is classified as a personal holding company for federal income tax purposes for each of the periods presented. The Company is subject to a federal tax equal to 39.6% of its undistributed earnings, in addition to any other income taxes payable.

         At January 31, 2000, the Company had net operating loss carryforwards of approximately $30,000 which will expire in years 2008 through 2010 for federal income tax purposes. For personal holding company tax purposes, only the preceding year's net operating loss is allowed to reduce undistributed personal holding company income.

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

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------


THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE YEARS ENDED JANUARY 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

ITEM NUMBER                        AMOUNT                 ITEM DESCRIPTION
-----------                        ------                 ----------------
5-02(1)                          $458,670              Cash and cash items
5-02(2)                                 0              Marketable securities
5-02(3)(a)(1)                           0              Notes and accounts receivable, trade
5-02(4)                                 0              Allowances for doubtful accounts
5-02(6)                                 0              Inventories
5-02(9)                           458,670              Total current assets
5-02(13)                                0              Property, plant and equipment
5-02(14)                                0              Accumulated depreciation
5-02(18)                          458,670              Total assets
5-02(21)                           13,273              Total current liabilities
5-02(22)                                0              Bonds, mortgages and similar debt
5-02(28)                                0              Preferred stock, mandatory redemption
5-02(29)                              130              Preferred stock, no mandatory redemption
5-02(30)                           52,721              Common stock
5-02(31)                          392,546              Other stockholders' equity
5-02(32)                          458,670              Total liabilities and stockholders' equity
5-03(b)1(a)                             0              Net sales of tangible products
5-03(b)1                           21,386              Total revenues
5-03(b)2(a)                             0              Cost of tangible goods sold
5-03(b)2                                0              Total costs and expenses applicable to
                                                         sales and revenues
5-03(b)3                           28,442              Other costs and expenses
5-03(b)5                                0              Provision for doubtful accounts and notes
5-03(b)(8)                              0              Interest and amortization of debt discount
5-03(b)(10)                       ( 7,056)             Loss before taxes and other items
5-03(b)(11)                             0              Income tax expense
5-03(b)(14)                       ( 7,056)             Loss from continuing operations
5-03(b)(15)                             0              Discontinued operations
5-03(b)(17)                             0              Extraordinary items
5-03(b)(18)                             0              Cumulative effect, changes in
                                                         accounting principles
5-03(b)(19)                       ( 7,056)             Net loss
5-03(b)(20)                          (.01)             Earnings per share, basic
5-03(b)(20)                          (.01)             Earnings per share, diluted

