Form 10QSB
period 2000-07-31
BALA CYNWYD CORP
filed 2000-11-30
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended   July 31, 2000         Commission file number     0-5653
                  -----------------                              --------------


                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------


             NEW JERSEY                                      22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)


  301 CITY AVENUE                       BALA CYNWYD, PA                 19004
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                   -----------------------------


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

                                                  X   Yes        No
                                               -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at July 31, 2000  1,021,314

                             BALA CYNWYD CORPORATION
                             =======================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JULY 31, 2000
--------------------------------------------------------------------------------



                                      INDEX


Part I - Financial Information (unaudited):
           Condensed balance sheet as of
              July 31, 2000 and January 31, 2000                              2

           Condensed statement of operations for the
              three-month and six-month periods ended
              July 31, 2000 and 1999                                          3

           Condensed statement of cash flows
              for the six-month periods ended
              July 31, 2000 and 1999                                          4

           Notes to condensed financial statements                            5

           Report of independent accountants                                  6

           Management's discussion and analysis of the
              financial condition and results of operations                   7


Part II - Other Information

           Item 1.  Legal Proceedings                                         8
           Item 2.  Changes in Securities                                     8
           Item 3.  Defaults Upon Senior Securities                           8
           Item 4.  Submission of Matters to a Vote of Security Holders       8
           Item 5.  Other Information                                         8
           Item 6.  Exhibits and Reports of Form 8-K                          8

Signature                                                                     9

                             BALA CYNWYD CORPORATION
                             =======================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                              JULY 31,            JANUARY 31,
                                                                               2000                  2000
                                                                             ---------            ---------
                                                      ASSETS

Cash and cash equivalents                                                    $     530            $ 458,670
Note receivable from shareholder                                               460,000                -
                                                                             ---------            ---------

                                                                             $ 460,530            $ 458,670
                                                                             =========            =========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to shareholder                                                         $   1,927            $   1,927
  Due to affiliates                                                              3,862                3,862
  Accrued expenses                                                               5,152                5,152
  Income taxes payable                                                           1,439                2,332
                                                                             ---------            ---------

                                                                                12,380               13,273
                                                                             ---------            ---------

Preferred stock, cumulative convertible, $.05 par
  value; 500,000 shares authorized, 2,600
  shares issued                                                                    130                  130
Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                        52,721               52,721
Additional paid-in capital                                                     462,327              462,327
Accumulated deficit                                                            (47,462)             (50,215)
                                                                             ---------            ---------

                                                                               420,269              464,963

Less treasury stock, at cost:
  Preferred stock (2,600 shares)                                                (5,000)              (5,000)
  Common stock (33,105 shares)                                                 (14,566)             (14,566)
                                                                             ---------            ---------

           Total shareholders' equity                                          448,150              445,397
                                                                             ---------            ---------

                                                                             $ 460,530            $ 458,670
                                                                             =========            =========

See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                           JULY 31,                           JULY 31,
                                                  2000                  1999             2000           1999
                                                 ------              --------           -------       --------
Revenue, interest income                         $6,754               $ 4,637           $12,340        $10,067


General and administrative expenses                (713)               18,764             9,587         21,832
                                                 ------              --------           -------       --------


Net income (loss)                                $7,467              ($14,127)          $ 2,753       ($11,765)
                                                 ======              ========           =======       ========


Net income (loss) per share,
  basic and diluted                            $    .01              ($   .01)          $    -        ($   .01)
                                                 ======              ========           =======       ========


Weighted average number
  of outstanding shares for
  basic and diluted                           1,021,314             1,021,314         1,021,314      1,021,314
                                              =========             =========         =========      =========



See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                    SIX MONTHS ENDED
                                                                                        JULY 31,
                                                                                  2000              1999
                                                                                --------          --------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                            $   2,753         ($ 11,765)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Decrease in operating liabilities:
       Accrued expenses                                                            -                (8,328)
       Income taxes payable                                                         (893)           (2,789)
                                                                               ---------         ---------

           Net cash provided by (used in) operating activities                     1,860           (22,882)
                                                                               ---------         ---------

Cash flows from investing activities:
  Loan to shareholder                                                           (460,000)             -
                                                                               ---------         ---------

           Net cash (used in) investing activities                              (460,000)             -
                                                                               ---------         ---------


Net decrease in cash and cash equivalents                                       (458,140)          (22,882)


Cash and cash equivalents at beginning of period                                 458,670           478,096
                                                                               ---------         ---------


Cash and cash equivalents at end of period                                     $     530          $455,214
                                                                               =========          ========

See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2000 and the results of operations for the three-month and six-month periods ended July 31, 2000 and 1999 and cash flows for the six-month periods ended July 31, 2000 and 1999. The results of operations for the three-month and six-month periods ended July 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

3. Note receivable from shareholder is due on demand and bears interest at the prime rate. The effective rate was 9.5% at July 31, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of July 31, 2000 and the related condensed statements of operations and cash flows for the three-month and six-month periods ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 2000 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated May 31, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                              Certified Public Accountants


Bala Cynwyd, Pennsylvania
November 13, 2000

                             BALA CYNWYD CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


General
-------

In May, 1989, the Company suspended all operations, except for necessary administrative matters, and ceased to be an operating company. As such, for the six months ended July 31, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

During the six months ended July 31, 2000, the Company earned interest of $12,340 as compared to $10,067 of interest earned in the six months ended July 31, 1999, an increase of $2,273. During the six months ended July 31, 2000, the Company incurred general and administrative expenses of $9,587, a decrease of $12,245 as compared with the six months ended July 31, 1999 expenses of $21,832.


Liquidity and Capital Resources
-------------------------------

During the six months ended July 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. The Company's cash position decreased from $458,670 at January 31, 2000 to $530 at July 31, 2000. The decrease is attributable to a loan of $460,000 to its majority shareholder for investment purposes. The loan is due as demand and will earn interest at the prime rate of 9.5% per annum. As of July 31, 2000, the Company had working capital of $448,150. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                             BALA CYNWYD CORPORATION



                                             /s/ Albert M. Zlotnick
                                             -----------------------------------
                                             Albert M. Zlotnick, President and
                                               Chief Executive Officer



Date: November 13, 2000