Form 10QSB
period 2000-10-31
BALA CYNWYD CORP
filed 2000-12-26
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  October 31, 2000  Commission file number 0-5653
                  ------------------                        ------



                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------


             NEW JERSEY                                22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


     301 CITY AVENUE BALA CYNWYD, PA               19004
--------------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)



Registrant's telephone number, including area code  610-667-8225
                                                   -------------

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

                                    X    Yes    No
                                 -------           -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at October 31, 2000  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                OCTOBER 31, 2000
--------------------------------------------------------------------------------


                                      INDEX
                                      -----


Part I - Financial Information (unaudited):
            Condensed balance sheet as of
               October 31, 2000 and January 31, 2000                           2

            Condensed statement of operations for the
               three-month and nine-month periods ended
               October 31, 2000 and 1999                                       3

            Condensed statement of cash flows
               for the nine-month periods ended
               October 31, 2000 and 1999                                       4

            Notes to condensed financial statements                            5

            Report of independent accountants                                  6

            Management's discussion and analysis of the
               financial condition and results of operations                   7


Part II - Other Information

            Item 1.  Legal Proceedings                                         8
            Item 2.  Changes in Securities                                     8
            Item 3.  Defaults Upon Senior Securities                           8
            Item 4.  Submission of Matters to a Vote of Security Holders       8
            Item 5.  Other Information                                         8
            Item 6.  Exhibits and Reports on Form 8-K                          8

Signature                                                                      9

                             BALA CYNWYD CORPORATION

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                            OCTOBER 31,         JANUARY 31,
                                                                               2000                2000
                                                                           ------------     ------------------

                                     ASSETS

Cash and cash equivalents                                                     $    239             $458,670
Note receivable from shareholder                                               460,000                -
                                                                              --------             --------

                                                                              $460,239             $458,670
                                                                              ========             ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Due to shareholder                                                          $  3,595             $  1,927
  Due to affiliates                                                              5,014                3,862
  Accrued expenses                                                               -                    5,152
  Income taxes payable                                                           1,439                2,332
                                                                              --------             --------

                                                                                10,048               13,273
                                                                              --------             --------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600
     shares issued                                                                 130                  130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                        52,721               52,721
  Additional paid-in capital                                                   462,327              462,327
  Accumulated deficit                                                         ( 45,421)           (  50,215)
                                                                              --------             --------

                                                                               469,757              464,963

Less treasury stock, at cost:
  Preferred stock (2,600 shares)                                              (  5,000)           (   5,000)
  Common stock (33,105 shares)                                                ( 14,566)           (  14,566)
                                                                              --------             --------

           Total shareholders' equity                                          450,191              445,397
                                                                              --------             --------

                                                                              $460,239             $458,670
                                                                              ========             ========


See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           OCTOBER 31,                            OCTOBER 31,
                                                  2000                   1999              2000              1999
                                                --------              ----------         ---------        ---------

Revenue, interest income                        $20,230                 $3,106           $32,570           $13,173


General and administrative
  expenses                                       18,189                  3,750            27,776            25,582
                                               --------                 ------            ------           -------


Net income (loss)                              $  2,041                ($  644)          $ 4,794          ($12,409)
                                               ========                =======           =======           =======


Net income (loss) per share,
  basic and diluted                            $   -                   $    -            $   -            ($   .01)
                                               ========                =======           =======          ========


Weighted average number
  of outstanding shares for
  basic and diluted                           1,021,314              1,021,314         1,021,314         1,021,314
                                              =========              =========         =========         =========



See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------


                                                                                      NINE MONTHS ENDED
                                                                                         OCTOBER 31,
                                                                                  2000              1999
                                                                                --------          --------

                           INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income (loss)                                                             $  4,794         ($ 12,409)
  Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
     Increase (decrease) in operating liabilities:
       Due to shareholder                                                          1,668              -
       Due to affiliates                                                           1,152              -
       Accrued expenses                                                         (  5,152)        (   8,328)
       Income taxes payable                                                     (    893)        (   3,787)
                                                                                --------          --------

           Net cash provided by (used in) operating activities                    1, 569          ( 24,524)
                                                                                --------           -------

Cash flows from investing activities:
  Loan to shareholder                                                           (460,000)            -
                                                                                --------         --------

           Net cash (used in) investing activities                              (460,000)            -
                                                                                --------         --------


Net decrease in cash and cash equivalents                                       (458,431)         ( 24,524)


Cash and cash equivalents at beginning of period                                 458,670           478,096
                                                                                --------          --------


Cash and cash equivalents at end of period                                      $    239          $453,572
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

                             BALA CYNWYD CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------



1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of October 31, 2000 and the results of operations for the three-month and nine-month periods ended October 31, 2000 and 1999 and cash flows for the nine-month periods ended October 31, 2000 and 1999. The results of operations for the three-month and nine-month periods ended October 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

3. Note receivable from shareholder is due on demand and bears interest at 9.5%. Interest income of $12,332 on the note is reflected in interest income for the nine months ended October 31, 2000.

4. Management fee due to shareholder in the amount of $10,000 has been reflected in general and administrative expense for the nine months ended October 31, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of October 31, 2000 and the related condensed statements of operations and cash flows for the three-month and nine-month periods ended October 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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




                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
December 15, 2000

                             BALA CYNWYD CORPORATION

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


General
-------

In May, 1989, the Company suspended all operations, except for necessary administrative matters, and ceased to be an operating company. As such, for the nine months ended October 31, 2000 and 1999, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

During the nine months ended October 31, 2000, the Company earned interest of $32,570 as compared to $13,173 of interest earned in the nine months ended October 31, 1999, an increase of $19,397, predominately from interest earned on the note receivable from shareholder. During the nine months ended October 31, 2000, the Company incurred general and administrative expenses of $27,776, an increase of $2,194 as compared with the nine months ended October 31, 1999 expenses of $25,582.


Liquidity and Capital Resources
-------------------------------

During the nine months ended October 31, 2000, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. The Company's cash position decreased from $458,670 at January 31, 2000 to $239 at October 31, 2000. The decrease is attributable to a loan of $460,000 to its majority shareholder for investment purposes. The loan is due on demand and earns interest at the rate of 9.5% per annum which resulted in $12,332 of interest income for the nine months ended October 31, 2000. As of October 31, 2000, the Company had working capital of $450,191. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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


                                         BALA CYNWYD CORPORATION



                                         /s/ Albert M. Zlotnick
                                         ----------------------------------
                                         Albert M. Zlotnick, President and
                                           Chief Executive Officer



Date: December 15, 2000

                             BALA CYNWYD CORPORATION

                   APPENDIX A TO ITEM 601(c) OF REGULATION S-B
--------------------------------------------------------------------------------



THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BALA CYNWYD CORPORATION AS OF AND FOR THE NINE MONTHS ENDED OCTOBER 31, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

ITEM NUMBER            AMOUNT               ITEM DESCRIPTION
-----------            ------               ----------------
5-02(1)                 $ 239               Cash and cash items
5-02(2)                     0               Marketable securities
5-02(3)(a)(1)         460,000               Notes and accounts receivable, trade
5-02(4)                     0               Allowances for doubtful accounts
5-02(6)                     0               Inventories
5-02(9)               460,239               Total current assets
5-02(13)                    0               Property, plant and equipment
5-02(14)                    0               Accumulated depreciation
5-02(18)              460,239               Total assets
5-02(21)               10,048               Total current liabilities
5-02(22)                    0               Bonds, mortgages and similar debt
5-02(28)                    0               Preferred stock, mandatory redemption
5-02(29)                  130               Preferred stock, no mandatory redemption
5-02(30)               52,721               Common stock
5-02(31)              397,340               Other shareholders' equity
5-02(32)              460,235               Total liabilities and shareholders' equity
5-03(b)1(a)                 0               Net sales of tangible products
5-03(b)1               32,570               Total revenues
5-03(b)2(a)                 0               Cost of tangible goods sold
5-03(b)2                    0               Total costs and expenses applicable to sales and revenues
5-03(b)3               27,776               Other costs and expenses
5-03(b)5                    0               Provision for doubtful accounts and notes
5-03(b)(8)                  0               Interest and amortization of debt discount
5-03(b)(10)             4,794               Income before taxes and other items
5-03(b)(11)                 0               Income tax expense
5-03(b)(14)             4,794               Income from continuing operations
5-03(b)(15)                 0               Discontinued operations
5-03(b)(17)                 0               Extraordinary items
5-03(b)(18)                 0               Cumulative effect, changes in accounting principles
5-03(b)(19)             4,794               Net income
5-03(b)(20)                 -               Earnings per share, basic
5-03(b)(20)                 -               Earnings per share, diluted
