Form 10KSB40
period 2001-01-31
BALA CYNWYD CORP
filed 2001-05-01
CIK 52813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                       For the year ended January 31, 2001

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

                                 ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _[X]_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. [X]

Revenues for the most recent fiscal year were $43,587.

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

As of April 17, 2001, there were issued and outstanding 1,021,314 shares of the registrant's Common Stock, par value $.05 per share.

                                     PART I

ITEM 1- BUSINESS

         Until November 1, 1982, Bala Cynwyd Corporation, under its former name, ITI Electronics, Inc. (the "Company") was engaged primarily as a designer and manufacturer of electrical equipment for the communications industry. On April 7, 1983, the Company sold its business, its name and all of its operating assets for the aggregate price of $592,600. The entire consideration was paid in cash at settlement. In accordance with the terms of the purchase agreement, the buyer assumed all warranties and returns on past sales.

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


ITEM 2 - PROPERTY

         The Company presently maintains its corporate and administrative offices at 301 City Avenue, Bala Cynwyd, PA. The Company utilizes a portion of the premises occupied by Davic Associates, an investment firm owned by Albert M. Zlotnick. Due to the curtailed nature of the Company's operations, Davic Associates has, until further notice, waived the payment of rent by the Company. No rent was paid in the fiscal years ended January 31, 2001 and 2000.


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

         As of April 17, 2001, the Company's common stock, $.05 par value, was held of record by approximately 650 record holders.

         Holders of the Company's common stock are entitled to receive dividends as and when they may be declared by the Company's Board of Directors. The Company did not pay a cash dividend on its common stock during its last three fiscal years and by reason of its present financial condition and contemplated financial requirements, the Company does not anticipate paying any cash dividends upon such stock in the foreseeable future.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

           The Company presently conducts no business except for necessary administrative matters and has ceased to be an operating company. As such, for the fiscal years ended January 31, 2001 and 2000, the Company had no revenues from operations. Given the virtual suspension of the Company's operations except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations

         The Company had an increase in net income of $16,067 for the year ended January 31, 2001 compared with the year ended January 31, 2000 due to an increase in interest income. The increase in revenue and dividend income of $22,201 for the year ended January 31, 2001 as compared to the year ended January 31, 2000, was primarily due to an increase in interest revenue of $16,195.


Liquidity and Capital Resources

           During the year ended January 31, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income. As of January 31, 2001, the Company had working capital of $454,408. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.


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


ITEM  7 - FINANCIAL STATEMENTS

         The Financial Statements of Bala Cynwyd Corporation for the years ended January 31, 2001 and 2000 are included as part of this report following the signature page of this report:

         Cover page                                                 F-1
         Independent Auditor's Report
           (Margolis & Company P.C.)                                F-3
         Balance sheet                                              F-4
         Statement of operations                                    F-5
         Statement of shareholders' equity                          F-6
         Statement of cash flows                                    F-7
         Notes to financial statements for the
           years ended January 31, 2001 and 2000               F-8, F-9 & F-10


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


ITEM 10 - EXECUTIVE COMPENSATION

         No Executive Officer received in excess of $100,000 cash compensation during the fiscal year ended January 31, 2001.

         The following information is furnished for the Company's Chief Executive Officer (see Note 4 to financial statements).

                                              Summary Compensation Table

                                         Years ended                 Total
Name and Principal Position              January 31,             Compensation
---------------------------              ------------            ------------

Albert M. Zlotnick,                          2001                   $25,000
  Chief Executive Officer                    2000                    18,000
  Chairman and President                     1999                    15,000

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


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of Common Stock as of April 30, 2001 by (i) each person or entity known by the Company to own beneficially 5% or more of its outstanding Common Stock, (ii) each director, and (iii) each executive officer, and (iv) all directors and executive officers of the Company as a whole. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares and the address of the listed beneficial owner is that of the Company.

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


Exhibit No.                     Description
-----------                     -----------

    3A            Articles of Incorporation of Registrant                I/B/R
    3B            By - Laws of Registrant                                I/B/R

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter of the year ended January 31, 2001.

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



                                    BALA CYNWYD CORPORATION



                                    By:/s/Albert M. Zlotnick
                                       -----------------------------------------
                                       ALBERT M. ZLOTNICK, Chairman
                                       and Chief Executive Officer
                                       Dated: April 18, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:


       Signature                 Title                                Date
       ---------                 -----                                ----

/s/ Albert M. Zlotnick    Chairman and Chief Executive Officer    April 18, 2001
----------------------    (Principal Executive Officer and
ALBERT M. ZLOTNICK        Principal Accounting Officer)

                             BALA CYNWYD CORPORATION


                              FINANCIAL STATEMENTS


                               FOR THE YEARS ENDED
                            JANUARY 31, 2001 AND 2000

                             BALA CYNWYD CORPORATION

                                TABLE OF CONTENTS
                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------









                                                                       PAGE
                                                                      NUMBER
                                                                      ------
Independent Auditor's Report                                            F-3

Financial Statements:
   Balance sheet                                                        F-4
   Operations                                                           F-5
   Shareholders' equity                                                 F-6
   Cash flows                                                           F-7
   Notes to financial statements                                    F-8 to F-10

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, Pennsylvania

We have audited the accompanying balance sheet of Bala Cynwyd Corporation as of January 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bala Cynwyd Corporation as of January 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                                   Certified Public Accountants


Bala Cynwyd, PA
April 17, 2001

                             BALA CYNWYD CORPORATION

                                  BALANCE SHEET
--------------------------------------------------------------------------------


                                                                                        JANUARY 31,
                                                                                 2001              2000
                                                                              ----------        ----------

                                                      ASSETS

Cash and cash equivalents                                                       $     42          $458,670
Due from shareholder                                                             460,000              -
Interest receivable                                                               23,347              -
Prepaid taxes                                                                      1,300              -
                                                                                ---------         --------

                                                                                $484,689          $458,670
                                                                                ========          ========



                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
   Due to affiliate                                                             $  3,862          $  3,862
   Due to shareholder                                                             22,179             1,927
   Accrued expenses                                                                4,000             5,152
   Income taxes payable                                                              240             2,332
                                                                                --------          --------

                                                                                  30,281            13,273
                                                                                --------          --------


Shareholders' equity:
   Preferred stock, cumulative convertible,
     $.05 par value; 500,000 shares authorized,
     2,600 shares issued                                                             130               130
   Common stock, $.05 par value; 2,000,000
     shares authorized, 1,054,419 shares issued                                   52,721            52,721
   Additional paid-in capital                                                    462,327           462,327
   Accumulated deficit                                                           (41,204)          (50,215)
                                                                                --------          --------
                                                                                 473,974           464,963
   Less treasury stock, at cost:
     Preferred stock, 2,600 shares                                                (5,000)           (5,000)
     Common stock, 33,105 shares                                                 (14,566)          (14,566)
                                                                                --------          --------

           Net shareholders' equity                                              454,408           445,397
                                                                                --------          --------

                                                                                $484,689           458,670
                                                                                ========          ========






The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                             STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------





                                                                                          YEAR ENDED
                                                                                         JANUARY 31,
                                                                                  2001              2000
                                                                                --------          --------

Revenue, interest and dividend  income                                           $43,587           $21,386


General and administrative expenses                                               34,576            28,442
                                                                                 -------           -------


Income (loss) before provision for income taxes                                    9,011            (7,056)


Provision for personal holding company income taxes                                  -                 -
                                                                                 -------           -------


Net income (loss)                                                                $ 9,011           ($7,056)
                                                                                 -------           =======


Net income (loss) per share, basic and diluted                                   $   .01           ($  .01)
                                                                                 =======           =======





















The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                        STATEMENT OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------











                                                                                                            TREASURY STOCK
                                                                     ADDITIONAL                        ------------------------
                                        PREFERRED       COMMON         PAID-IN       ACCUMULATED        PREFERRED      COMMON
                                          STOCK          STOCK         CAPITAL         DEFICIT            STOCK         STOCK
                                      -------------    ---------    ------------- -----------------    -----------    ---------

Balance, January 31, 1999                  $130         $52,721       $462,327         ($43,159)        ($5,000)      ($14,566)


Net (loss) for year ended
  January 31, 2000                                                                       (7,056)
                                           ----         -------       --------         --------        --------       --------

Balance, January 31, 2000                   130          52,721        462,327          (50,215)         (5,000)       (14,566)

Net income for year ended
  January 31, 2001                                          -             -               9,011             -             -
                                           ----         -------       --------         --------        --------      ---------

Balance January 31, 2001                   $130         $52,721       $462,327         ($41,204)        ($5,000)      ($14,566)
                                           ====         =======       ========          =======         =======       ========


























The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                             STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------





                                                                                         YEAR ENDED
                                                                                        JANUARY 31,
                                                                                2001               2000
                                                                              ----------         ---------

                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
   Net income (loss)                                                           $   9,011          ($ 7,056)
   Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
     Interest accrued on due from shareholder                                    (23,347)             -
     (Increase) decrease in operating assets:
       Prepaid taxes                                                              (1,300)             -
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                           (1,152)           (8,328)
       Income taxes payable                                                       (2,092)           (4,042)
       Due to shareholder                                                         20,252              -
                                                                               ---------          --------

           Net cash provided by (used in) operating activities                     1,372           (19,426)
                                                                               ---------          --------


Cash flows from investing activities:
   Loan to shareholder                                                          (460,000)            -
                                                                               ---------          --------

Net (decrease) in cash and cash equivalents                                     (458,628)          (19,426)


Cash and cash equivalents at beginning of year                                   458,670           478,096
                                                                               ---------          --------


Cash and cash equivalents at end of year                                       $      42          $458,670
                                                                               =========          ========




                                 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for:
   Income taxes                                                                $    -             $  1,642
                                                                               ---------          --------










The notes to financial statements are an integral part of the above statement.

                             BALA CYNWYD CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------





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

         The carrying value of the financial instruments, including cash and cash equivalents, approximates fair value as of January 31, 2001, because of the short maturity of these financial instruments.

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

         Recent accounting pronouncements - The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after December 15, 1998. The adoption of this pronouncement will have no impact on the Company's results of operations, financial position, or cash flows.

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

                             BALA CYNWYD CORPORATION

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------



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

         Through January 31, 1996, the Company had incurred legal and other costs in excess of $192,000 in connection with exercising its rights under the note, which, pursuant to the loan agreement, is reimbursable to the Company by Antiquities of which approximately $90,000 was collected. The Bankruptcy Court had ordered Antiquities to pay during the 23rd through 26th months of the confirmed plan, $86,500 of the Company's legal fees and expenses incurred during the Antiquities bankruptcy proceedings. The Company provided an allowance in the amount of $88,000 for any potentially uncollectible reimbursements. Antiquities has made payments in accordance with the loan agreement which was $1,294 in excess of the Company's allowance for the year ended January 31, 2000. The receivables were paid off as of January 31, 1999.


3.       Due From Shareholder

         The amount due from shareholder bears interest at the rate of 9.5% per annum at January 31, 2001 with no specific repayment terms. Total interest receivable for this loan at January 31, 2001 was $23,347.


4.       Management Fees

         The Company has agreed to compensate its president and principal shareholder for his services in maintaining the corporate books and records and in investigating possible merger and acquisition candidates for the Company, and to reimburse him for expenses incurred. Management fees of $25,000 and $18,000 are included in general and administrative expenses for the years ended January 31, 2001 and 2000, respectively.

                             BALA CYNWYD CORPORATION

                  FOR THE YEARS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------------------------------------------






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

         The Company had a net operating loss carry forward for federal tax purposes of $24,249 which will expire in 2019.