Form 10QSB
period 2001-04-30
BALA CYNWYD CORP
filed 2001-06-21
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended April 30, 2001 Commission file number 0-5653
                  --------------                        ------


                             BALA CYNWYD CORPORATION
--------------------------------------------------------------------------------



             NEW JERSEY                                         22-1436237
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)


             301 CITY AVENUE            BALA CYNWYD, PA          19004
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


                                                      __X__ Yes    ____ No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at April 30, 2001  1,021,314

                             BALA CYNWYD CORPORATION
                             =======================

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 APRIL 30, 2001
--------------------------------------------------------------------------------



                                      INDEX
                                      -----


Part I - Financial Information (unaudited):
             Condensed balance sheet as of
               April 30, 2001 and January 31, 2001                           2

             Condensed statement of operations
               for the three-month periods ended
               April 30, 2001 and 2000                                       3

             Condensed statement of cash flows
               for the three-month periods ended
               April 30, 2001 and 2000                                       4

             Notes to condensed financial statements                         5

             Report of independent accountants                               6

             Management's discussion and analysis of the
               financial condition and results of operations                 7


Part II - Other Information

             Item 1. Legal Proceedings                                       8
             Item 2. Changes in Securities                                   8
             Item 3. Defaults Upon Senior Securities                         8
             Item 4. Submission of Matters to a Vote of Security Holders     8
             Item 5. Other Information                                       8
             Item 6. Exhibits and Reports of Form 8-K                        8

Signature                                                                    9

                             BALA CYNWYD CORPORATION
                             =======================

                             CONDENSED BALANCE SHEET
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                           APRIL 30,   JANUARY 31,
                                                                             2001         2000
                                                                           --------    ----------
                                     ASSETS

Cash and cash equivalents                                                  $     42     $     42
Due from shareholder                                                        460,000      460,000
Interest receivable                                                          34,003       23,347
Prepaid taxes                                                                 1,300        1,300
                                                                           --------     --------
                                                                           $495,345     $484,689
                                                                           ========     ========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate                                                         $  3,862     $  3,862
  Due to shareholder                                                         22,179       22,179
  Accrued expenses                                                            6,500        4,000
  Income taxes payable                                                          240          240
                                                                           --------     --------
                                                                             32,781       30,281
                                                                           --------     --------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600 shares issued                      130          130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                     52,721       52,721
  Additional paid-in capital                                                462,327      462,327
  Accumulated deficit                                                       (33,048)     (41,204)
                                                                           --------     --------
                                                                            482,130      473,974

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                          (5,000)      (5,000)
     Common stock (33,105 shares)                                           (14,566)     (14,566)
                                                                           --------     --------
           Net shareholders' equity                                         462,564      454,408
                                                                           --------     --------
                                                                           $495,345     $484,689
                                                                           ========     ========



See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                     APRIL 30,
                                                                             2001                 2000
                                                                          ----------           ----------
Revenue, interest income                                                  $   10,656           $    5,586
General and administrative expenses                                            2,500               10,300
                                                                          ----------           ----------
Net income (loss)                                                         $    8,156              ($4,714)
                                                                          ==========           ==========
Net income (loss) per share, basic and diluted                            $      .01              ($  .01)
                                                                          ==========           ==========
Weighted average number of outstanding
  shares for basic and diluted                                             1,021,314            1,021,314
                                                                          ==========           ==========





See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
--------------------------------------------------------------------------------

                                                                              THREE MONTHS ENDED
                                                                                  APRIL 30,
                                                                             2001           2000
                                                                           --------       --------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income (loss)                                                        $  8,156      ($  4,714)
  Adjustments to reconcile net income (loss) to net
       cash (used in) operating activities:
     Interest accrued on amount due from shareholder                        (10,656)           -
     Increase (decrease) in operating liabilities:
       Accrued expenses                                                       2,500            -
       Income taxes payable                                                     -             (893)
                                                                           --------       --------
           Net cash (used in) operating activities                              -           (5,607)


Cash and cash equivalents at beginning of period                                 42        458,670
                                                                           ---------      --------
Cash and cash equivalents at end of period                                 $     42       $453,063
                                                                           ========       ========




See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             =======================

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
--------------------------------------------------------------------------------
1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the financial position as of April 30, 2001 and the results of operations and cash flows for the three-month periods ended April 30, 2001 and 2000. The results of operations for the three-month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the full year.




2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of April 30, 2001 and the related condensed statements of operations and cash flows for the three-month periods ended April 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of January 31, 2001 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated April 17, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of January 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.







                                                    Certified Public Accountants


Bala Cynwyd, Pennsylvania
June 14, 2001

                             BALA CYNWYD CORPORATION
                             =======================

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------
General
-------

In May, 1989, the Company suspended all operations, except for necessary administrative matters, and ceased to be an operating company. As such, for the three months ended April 30, 2001 and 2000, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

During the three months ended April 30, 2001, the Company earned interest of $10,656 as compared to $5,586 of interest earned in the three months ended April 30, 2000, an increase of $5,070. During the three months ended April 30, 2001, the Company incurred general and administrative expenses of $2,500, a decrease of $7,800 as compared with the three months ended April 30, 2000 expenses of $10,300.


Liquidity and Capital Resources
-------------------------------

During the three months ended April 30, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of April 30, 2001, the Company had working capital of $462,564. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

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

         Item 1.      Legal Proceedings
                      None

         Item 2.      Changes in Securities
                      None

         Item 3.      Defaults upon Senior Securities
                      None

         Item 4.      Submission of Matters to a Vote of Security Holders
                      None

         Item 5.      Other Information
                      None

         Item 6.      Exhibits and Reports on Form 8-K
                      None

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



Date: June 14, 2001