Form 10QSB
period 2001-07-31
BALA CYNWYD CORP
filed 2001-09-17
CIK 52813

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended      July 31, 2001     Commission file number      0-5653
                  ----------------------                        ---------------



                             BALA CYNWYD CORPORATION
-------------------------------------------------------------------------------


             NEW JERSEY                                    22-1436237
-------------------------------------------------------------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


  301 CITY AVENUE                BALA CYNWYD, PA               19004
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code          610-667-8225
                                                   ----------------------------


-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                      X    Yes        No
                                                    -----                -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the close of the period covered by this report.


Class: COMMON, PAR VALUE $.05 PER SHARE
       --------------------------------
OUTSTANDING at July 31, 2001  1,021,314

                             BALA CYNWYD CORPORATION

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                  JULY 31, 2001
-------------------------------------------------------------------------------







                                      INDEX
                                      -----


Part I - Financial Information (unaudited):
           Condensed balance sheet as of
              July 31, 2001 and January 31, 2001                           2

           Condensed statement of operations
              for the three-month and six-month periods ended
              July 31, 2001 and 2000                                       3

           Condensed statement of cash flows
              for the six-month periods ended
              July 31, 2001 and 2000                                       4

           Notes to condensed financial statements                         5

           Report of independent accountants                               6

           Management's discussion and analysis of the
              financial condition and results of operations                7


Part II - Other Information

           Item 1.  Legal Proceedings                                      8
           Item 2.  Changes in Securities                                  8
           Item 3.  Defaults Upon Senior Securities                        8
           Item 4.  Submission of Matters to a Vote of Security Holders    8
           Item 5.  Other Information                                      8
           Item 6.  Exhibits and Reports of Form 8-K                       8

Signature                                                                  9

                             BALA CYNWYD CORPORATION
                             -----------------------

                             CONDENSED BALANCE SHEET
                                   (unaudited)
-------------------------------------------------------------------------------

                                                                                   JULY 31,    JANUARY 31,
                                                                                    2001          2000
                                                                                 ----------    -----------


                                     ASSETS

Cash and cash equivalents                                                        $      42      $      42
Due from shareholder                                                               460,000        460,000
Interest receivable                                                                 44,928         23,347
Prepaid taxes                                                                        1,300          1,300
                                                                                 ---------      ---------

                                                                                 $ 506,270      $ 484,689
                                                                                 =========      =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Due to affiliate                                                               $   3,862      $   3,862
  Due to shareholder                                                                23,737         22,179
  Accrued expenses                                                                   9,000          4,000
  Income taxes payable                                                                --              240
                                                                                 ---------      ---------

                                                                                    36,599         30,281
                                                                                 ---------      ---------

Shareholders' equity:
  Preferred stock, cumulative convertible, $.05 par
     value; 500,000 shares authorized, 2,600 shares issued                             130            130
  Common stock, $.05 par value; 2,000,000 shares
     authorized, 1,054,419 shares issued                                            52,721         52,721
  Additional paid-in capital                                                       462,327        462,327
  Accumulated deficit                                                              (25,941)       (41,204)
                                                                                 ---------      ---------

                                                                                   489,237        473,974

  Less treasury stock, at cost:
     Preferred stock (2,600 shares)                                                 (5,000)        (5,000)
     Common stock (33,105 shares)                                                  (14,566)       (14,566)
                                                                                 ---------      ---------

           Net shareholders' equity                                                469,671        454,408
                                                                                 ---------      ---------

                                                                                 $ 506,270      $ 484,689
                                                                                 =========      =========




See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             -----------------------

                        CONDENSED STATEMENT OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------


                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                  JULY 31,                          JULY 31,
                                            2001            2000             2001            2000
                                        -----------     -----------      -----------     -----------
Revenue, interest income                $    10,926     $     6,754      $    21,582     $    12,340

General and administrative expenses           3,818            (713)           6,318           9,587
                                        -----------     -----------      -----------     -----------

Net income (loss)                       $     7,108     $     7,467      $    15,264     $     2,753
                                        ===========     ===========      ===========     ===========

Net income (loss) per share,
  basic and diluted                     $       .01     ($      .01)     $       .02     $      --
                                        ===========     ===========      ===========     ===========

Weighted average number of
  outstanding shares for basic
  and diluted                             1,021,314       1,021,314        1,021,314       1,021,314
                                        ===========     ===========      ===========     ===========









See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             -----------------------

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (unaudited)
-------------------------------------------------------------------------------


                                                                        SIX MONTHS ENDED
                                                                            JULY 31,
                                                                   2001                  2000
                                                                ----------            ----------
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
  Net income                                                    $  15,264             $   2,753
  Adjustments to reconcile net income to net
       cash provided by operating activities:
     Interest accrued on amount due from shareholder              (21,582)                 --
     Increase (decrease) in operating liabilities:
       Increase in due to shareholder                               1,558                  --
       Accrued expenses                                             5,000                  --
       Income taxes payable                                          (240)                 (893)
                                                                ---------             ---------

           Net cash provided by operating activities                 --                   1,860
                                                                ---------             ---------


Cash flows from investing activities:
  Loans to shareholder                                               --                (460,000)
                                                                ---------             ---------

           Net cash (used in) investing activities                   --                (460,000)
                                                                ---------             ---------


Net decrease in cash and cash equivalents                            --                (458,140)


Cash and cash equivalents at beginning of period                       42               458,670
                                                                ---------             ---------


Cash and cash equivalents at end of period                      $      42             $     530
                                                                =========             =========













See accompanying notes to condensed financial statements.

                             BALA CYNWYD CORPORATION
                             -----------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)
-------------------------------------------------------------------------------









1. In the opinion of management, the accompanying un-audited condensed financial statements contain all adjustments necessary to present fairly the financial position as of July 31, 2001 and the results of operations for the three-month and six-month periods ended July 31, 2001 and 2000 and cash flows for the six-month periods ended July 31, 2001 and 2000. The results of operations for the three-month and six-month periods ended July 31, 2001 are not necessarily indicative of the results to be expected for the full year.




2. Margolis & Company P.C., the Company's auditors, has performed a limited review of the financial information included herein. Their report on such review accompanies this filing.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Bala Cynwyd Corporation
Bala Cynwyd, PA

We have reviewed the accompanying condensed balance sheet of Bala Cynwyd Corporation as of July 31, 2001 and the related condensed statements of operations for the three-month and six-month periods ended July 31, 2001 and 2000 and cash flows for the six months ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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





                                            Certified Public Accountants


Bala Cynwyd, Pennsylvania
September 10, 2001

                             BALA CYNWYD CORPORATION
                             -----------------------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)
-------------------------------------------------------------------------------





General
-------

In May, 1989, the Company suspended all operations, except for necessary administrative matters, and ceased to be an operating company. As such, for the six months ended July 31, 2001 and 2000, the Company had no revenues from operations. Given the virtual suspension of the Company's operations, except for necessary administrative matters, the Company's officers have waived further compensation.


Results of Operations
---------------------

During the six months ended July 31, 2001, the Company earned interest of $21,582 as compared to $12,340 of interest earned in the six months ended July 31, 2000, an increase of $9,242. During the six months ended July 31, 2001, the Company incurred general and administrative expenses of $6,318, a decrease of $3,269 as compared with the six months ended July 31, 2000 expenses of $9,587.


Liquidity and Capital Resources
-------------------------------

During the three months ended July 31, 2001, the Company satisfied its working capital needs from cash on hand at the beginning of the year and cash generated from interest income during the period. As of July 31, 2001, the Company had working capital of $469,671. This working capital is expected to provide the Company with sufficient capital while it seeks a merger, acquisition or other arrangement by and between the Company and a viable operating entity, although there is no assurance that this will occur.

                             BALA CYNWYD CORPORATION
                             -----------------------









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

         Item 3.  Defaults upon Senior Securities
                      None

         Item 4.  Submission of Matters to a Vote of Security Holders
                      None

         Item 5.  Other Information
                      None

         Item 6.  Exhibits and Reports on Form 8-K
                      None

                             BALA CYNWYD CORPORATION
                             -----------------------

                                    SIGNATURE
-------------------------------------------------------------------------------












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



Date:  September 10, 2001